Form 10-Q
period 2021-03-31
Khosla Ventures Acquisition Co.
filed 2021-05-25
CIK 1841873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Khosla Ventures Acquisition Co.
(Exact name of registrant as specified in its charter)

Delaware	001-40131	85-1488707
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2128 Sand Hill Road Menlo Park, California	94025
(Address of Principal Executive Offices)	(Zip Code)
(650)
376-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	KVSA	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes

☒
    No  ☐
As of April 30, 2021, 35,490,000 shares of Class A common stock, par value $
0.0001
per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $
0.0001
per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO.
Quarterly Report
on Form 10-Q

PART 1—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS
KHOSLA VENTURES ACQUISITION CO.
Condensed Balance Sheet
As of March 31, 2021
(Unaudited)

ASSETS
Cash	$1,546,860
Due from related party	25,000
Prepaid expenses	663,975

Total current assets	2,235,835
Other asset	614,859
Cash held in trust account	345,000,000

Total assets	$347,850,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,675
Franchise tax payable	50,000
Accrued expenses	30,000
Accrued offering costs	511,237

Total current liabilities	706,912
Deferred underwriting fee payable	12,075,000

Total liabilities	12,781,912
Commitments and Contingencies (Note 6)
Class A Common stock subject to possible redemption, 33,006,878 shares at $10.00	330,068,780
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 1,493,122 shares issued and outstanding (excluding 33,006,878 shares subject to possible redemption	149
Class B common stock, $0.0001 par value, 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Class K common stock, $0.0001 par value, 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	5,195,411
Accumulated Deficit	(196,558)

Total stockholders’ equity	5,000,002

Total Liabilities and Stockholders’ Equity	$347,850,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
Condensed Statement of Operations
(Unaudited)

From January 15, 2021 (inception) through March 31, 2021
Formation costs	30,000
General and administrative	116,558
Franchise tax expense	50,000

Net loss	$(196,558)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	33,034,898
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Weighted average Class A and B shares outstanding, non-redeemable common stock, basic and diluted(1)	5,463,372

Basic and diluted net loss per share, non-redeemable common stock	$(0.03)

(1)	Class K shares are not included in the calculation of diluted loss per share as their conversion into Class A shares is contingent upon the occurrence of future events as described in Note 2.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
Condensed Statement of Changes in Shareholder’s Equity
For the period from January 15, 2021 (inception) through March 31, 2021
(Unaudited)

	Common Stock
	Class A Shares		Class B Shares		Class K Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 15, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares to Sponsor (1)	—	—	5,000,000	500	5,000,000	500	24,000	—	25,000
Sale of Public Shares	34,500,000	3,450	—	—	—	—	344,997,150	—	345,000,600
Underwriting discounts	—	—	—	—	—	—	(6,900,000)	—	(6,900,000)
Deferred underwriting fee payable	—	—	—	—	—	—	(12,075,000)	—	(12,075,000)
Offering costs	—	—	—	—	—	—	(685,260)	—	(685,260)
Sale of Private Placement Shares	—	—	—	—	—	—	9,900,000	—	9,900,000
Common stock subject to possible redemption	(33,006,878)	(3,301)	—	—	—	—	(330,065,479)	—	(330,068,780)
Net loss	—	—	—	—	—	—	—	(196,558)	(196,558)

Balance, March 31, 2021 (unaudited)	1,493,122	$149	5,000,000	$500	5,000,000	$500	$5,195,411	$(196,558)	$5,000,002

(1)
Includes an aggregate of 5,000,000 shares of Class K common stock held by the Sponsor that are subject to forfeiture to the extent that the Company does not complete an initial business combination or achieve certain market price criteria for Class A shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
Condensed Statement of Cash Flows
(Unaudited)

For the period from January 15, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities
Net Loss	$(196,558)
Changes in operating assets and liabilities
Prepaid expenses	(1,278,834)
Accounts payable	67,442
Accrued expenses	30,000
Franchise tax payable	50,000

Net cash used by operating activities	(1,327,950)

Cash Flows from Investing Activities
Transfer of cash received into Trust Account	(345,000,000)

Net cash used in investing activities	(350,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B and Class K common stock to Sponsor	25,600
Proceeds from sale of Public Shares, net of deferred underwriting discounts paid	338,100,000
Proceeds from Private Placement Shares	9,900,000
Proceeds from promissory note - related party	125,790
Repayment of promissory note - related party	(125,790)
Payment of related party costs	(25,000)
Payments of other offering costs	(125,790)

Net cash provided by financing activities	347,874,810

Net increase in cash	1,546,860

Cash - beginning of period	—
Cash - end of period	$1,546,860

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$330,337,770

Change in value of Class A common stock subject to possible redemption	$(268,990)
Deferred offering costs included in accrued offering costs	$511,237

Deferred offering costs included in accounts payable	$48,233

Deferred underwriting fees payable	$12,075,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Khosla Ventures Acquisition Co. (the “Company”) is a blank check company formed as a Delaware corporation on January 15, 2021. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
The Company has not selected any business combination target and has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company intends to focus its search for a target business addressing a large market opportunity with a highly differentiated, proprietary technology.
As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Khosla Ventures SPAC Sponsor LLC (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources. On March 8, 2021, the Company consummated its initial public offering (the “IPO”) of 34,500,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), including 4,500,000 Public Shares sold pursuant to the full exercise of the underwriters’ option to purchase additional
Public Shares
to cover over-allotments. The
Public Shares
were sold at a price of $10.00 per
Public Share
, generating gross proceeds to the Company of $345,000,000, which is described in Note 3.
Substantially concurrently with the closing of the IPO, the Company completed the private sale of 990,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Shares, to the Sponsor, generating aggregate gross proceeds to the Company of $9,900,000, which is described in Note 4.
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were changed to stockholders’ equity upon the completion of the Initial Public Offering.
Following the closing of the Initial Public Offering on March 8, 2021, an amount of $345,000,000 ($10.00 per
Public Share
) comprised of $338,100,000 of the proceeds from the IPO and $6,900,000 of the proceeds from the Private Placements were placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, executive officers, directors and director nominees have agreed not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.

If the

Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses).
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder
Shares
if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim
of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these condensed financial statements are issued and therefore substantial doubt has been alleviated.
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with Company’s prospectus for its Initial Public Offering as filed with the SEC on March 4, 2021, as well as the Company’s Current Reports on Form
8-K,
as filed with the SEC on March 9, 2021, March 15, 2021, and March 30, 2021.

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statement, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,546,860 in cash and no cash equivalents as of March 31, 2021.
Cash Held in Trust Account
At March 31, 2021, the Company had $345,000,000 in cash held in the Trust Account.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

Accordingly, at March 31, 2021, common stock subject to
possible
redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

•
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
At March 31, 2021, the Company had $345,000,000 in cash held in the trust account, which the Company categorizes as a Level 1 asset within the ASC 820 hierarchy.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were changed to stockholders’ equity upon the completion of the Initial Public Offering in February 2021.
Net Loss Per Share of Common Stock
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding during the period, excluding common stock shares subject to forfeiture.
Class K shares of common stock will convert into Class A shares after the initial Business Combination only to the extent certain triggering events occur prior to the 10 th
anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $30.00, $40.00 and $50.00 per share following the first anniversary of the closing of the initial Business Combination and also upon specified strategic transactions. The Company has not considered the effect of the Class K shares in the calculation of diluted loss per share, since the Class shares of common stock conversion into Class A shares is contingent upon the occurrence of future events.
Private Placement Shares are not considered public shares, are only redeemable subject to transfer restrictions, and are worthless if the Company did not complete its business combination within a certain timeframe as stated in the Private Placement Share agreement; and, as such, are not considered outstanding shares for the calculation of earnings per share.
The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share of common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise tax expense, by the weighted average number of Class A redeemable shares of common stock outstanding since original issuance. Net loss per common stock, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Non-redeemable shares of common stock include the Class B founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. The Company did
no
t
have any interest income for the quarter ended March 31, 2021, resulting in the franchise tax expense of
$
50,000
over the redeemable shares of

33,032,656
, resulting in a loss of $
0.00
per share.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 – Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold
34,500,000
Public Shares at a purchase price of
$10.00
per Public Share, including
4,500,000
Public Shares sold pursuant to the full exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments.
Substantially concurrently with the closing of the IPO, the Company completed the private sale of 990,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Shares, to the Company’s sponsor, Khosla Ventures SPAC Sponsor LLC, generating aggregate gross proceeds to the Company of $9,900,000.
Note 4 – Related Party Transactions
Founder Shares
On January 19, 2021, the Sponsor acquired 10,000,000 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,000,000 Class B founder shares and 5,000,000 Class K founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. On February 28, 2021, the Sponsor entered into a security assignment agreement with six of the Company’s independent directors and assigned 240,000 shares of Class B common stock at an aggregate price of $600.
Class B Founder Shares
The Class B founder shares will automatically convert into shares of Class A common stock on the first business day following the completion of our initial business combination, at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Class B founder shares will equal, in the aggregate on an as-converted basis,
15% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B founder shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination, (y) any shares of Class A common stock issuable upon conversion of the Class K founder shares and (z) any Private Placement Shares. Prior to our initial business combination, only holders of shares of our Class B common stock were entitled to vote on the appointment of directors.

Class K Founder Shares
The Class K founder shares will convert into shares of Class A common stock after the initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial business combination, including three equal triggering events based on our stock trading at $30.00, $40.00 and $50.00 per share following the first anniversary of the closing of our initial business combination and also upon specified strategic transactions, in each case, as described in this prospectus. The Class K founder shares will be convertible into shares of Class A common stock at a ratio such that the number of shares of Class A common stock issuable upon conversion of all founder shares (including both Class B founder shares and Class K founder shares) will equal, in the aggregate on an as-converted basis,
30% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B founder shares and Class K founder shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) any Private Placement Shares. Prior to our initial business combination, only holders of shares of our Class B common stock were entitled to vote on the appointment of directors. The Company performed an assessment in accordance with Accounting Standards Codification (“ASC”) 480 - Distinguishing Liabilities from Equities and ASC 815 - Derivatives and Hedging to conclude whether the embedded features of Class K common stock constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that Class K common stock should be equity-classified and its embedded features should not be bifurcated.
Promissory Note – Related Parties
On January 19, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of

$
300,000
. The Promissory
Note was non-interest bearing and
payable on the earlier of (i) December 31, 2021 and (ii) the completion of the IPO. The outstanding balance under the Promissory Note was repaid upon consummation of the IPO. As of March 31, 2021, there was a
$25,000
balance due from related party related to the Promissory Note reflecting amount that was over-reimbursed to the Sponsor during the period.
Related Party Transactions
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Private Placement Shares
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 990,000 Class A common stock at a price of $10.00 per share in a private placement for an aggregate purchase price of $9.9 million. The Private Placement Shares are identical to the shares of Class A common stock shares sold in this offering, subject to certain limited exceptions.
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial business combination.
Forward Purchase Agreement
The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 2,500,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $25,000,000, in a private placement that would close simultaneously with the closing of the initial business combination. The proceeds from the sale of these forward-purchase shares, together with the amounts available to the Company from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, the Khosla Entities may purchase less than 2,500,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein.

The Company performed an assessment in accordance with Accounting Standards Codification (“ASC”) 480 - Distinguishing Liabilities from Equities and ASC 815 -Derivatives and Hedging to conclude whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.
Note 5 - Commitments & Contingencies
Registration and Stockholders’ Rights
The holders of the Founder Shares and Private Placement Shares are entitled to registration rights pursuant to the registration agreement signed prior to the consummation of the IPO. The holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides the Company will not be required to effect or permit any registration or cause any registration statements to become effective until termination of the applicable lock-up period.
Underwriting Agreement
The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 4,500,000 additional
Public Shares
at the Initial Public Offering price, less the underwriting discounts and commissions. On the date of the Initial Public Offering, the underwriters exercised the over-allotment option in full, purchasing 4,500,000
Public Shares.

Note 6 – Stockholders’ equity
Class
 A
Common Stock
 - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 1,493,122 shares of Class A common stock issued or outstanding, excluding 33,006,878 shares of common stock subject to possible redemption.
Class
 B Common Stock
 - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021 there were 5,000,000 shares of Class B common stock issued or outstanding.
Class
 K Common Stock
 - The Company is authorized to issue 30,000,000 shares of Class K common stock with a par value of $0.0001 per share. At March 31, 2021 there were 5,000,000 shares of Class K common stock issued or outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Preferred Stock
 - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 7 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Khosla Ventures Acquisition Co. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Khosla Ventures SPAC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed under the laws of the State of Delaware on January 15, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, and forward purchase shares, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our Sponsor is Khosla Ventures SPAC Sponsor LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on March 3, 2021. On March 8, 2021, we consummated its Initial Public Offering of 34,500,000 Public Shares, including 4,500,000 Over-Allotment Shares, at $10.00 per share, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $21.0 million, inclusive of approximately $12.1 million in deferred underwriting commissions.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 990,000 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $9.9 million.
Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, March 8, 2023, or 27 months from the closing of this offering, June 8, 2023, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of this offering (the “Combination Period”), and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of March 31, 2021, we had $1,546,860 in cash, and working capital of $1,528,923.
Our liquidity needs prior to March 31, 2021 were satisfied through the proceeds of $25,000 from the sale of the Founders Shares, and loan from our Sponsor of $125,790 under the Note. Subsequent to March 31, 2021, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We repaid the Note in full upon consummation of the Initial Public Offering.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from January 15, 2021 (inception) through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from January 15, 2021 (inception) through March 31, 2021, we had a net loss of $196,558, which consisted of $116,558 in general and administrative expenses, $30,000 in formation costs and $50,000 of franchise tax expense.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2021.

Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters are entitled to a deferred fee of $0.35 per Public Share, or $12,075,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
On March 3, 2021, we entered into a forward purchase agreement pursuant to which the sponsor (together with any permitted transferees under the forward purchase agreement, the “Khosla Entities”) have agreed to purchase an aggregate of up to 2,500,000 forward purchase shares for $10.00 per share, or an aggregate maximum amount of $25,000,000, in a private placement that will close simultaneously with the closing of the initial Business Combination. The Khosla Entities will purchase a number of forward-purchase shares that will result in gross proceeds to us necessary to enable us to consummate our initial Business Combination and pay related fees and expenses, after first applying amounts available to us from the trust account (after paying the deferred underwriting discount and giving effect to any redemptions of Public Shares) and any other financing source obtained by us for such purpose at or prior to the consummation of our initial Business Combination, plus any additional amounts mutually agreed by us and the Khosla Entities to be retained by the post-Business Combination company for working capital or other purposes. The Khosla Entities’ obligation to purchase forward-purchase shares will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to the Khosla Entities and on a requirement that such initial Business Combination is approved by a unanimous vote of our board of directors. In determining whether a target is reasonably acceptable to the Khosla Entities, we expect that the Khosla Entities would consider many of the same criteria as we will consider but will also consider whether the investment is an appropriate investment for the Khosla Entities.
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.
Recent accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on March 4, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On March 8, 2021, we consummated the Initial Public Offering of 34,500,000 Public Shares, including 4,500,000 Public Shares sold pursuant to the full exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at an offering price of $10.00 per share, generating total gross proceeds of $345,000,000. Goldman Sachs & Co. LLC and Piper Sandler & Co. acted as joint book-running managers for the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-253096).
The Securities and Exchange Commission declared the registration statement effective on March 3, 2021.
Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 990,000 Private Placement Shares at a price of $10.00 per Private Placement Share, generating total proceeds of $9,900,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Shares are identical to the Public Shares sold in the Initial Public Offering, except that the Private Placement Shares are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Shares, $345,000,000 was placed in the Trust Account.
We paid a total of $6,900,000 in underwriting discounts and commissions and approximately $2,000,000 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 3, 2021, between the Company and Goldman Sachs & Co. LLC, as representative of the several underwriters. (1)

3.1	Second Amended and Restated Certificate of Incorporation, dated March 4, 2021. (1)

10.1	Investment Management Trust Agreement, dated March 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration Rights Agreement, dated March 3, 2021, among the Company and certain security holders named therein. (1)

10.3	Private Placement Shares Purchase Agreement, dated March 3, 2021, between the Company and the Sponsor. (1)

10.4	Forward Purchase Agreement, dated March 3, 2021, among the Company and the Sponsor. (1)

10.5	Letter Agreement, dated March 3, 2021, among the Company, the Sponsor, Vinod Khosla, Samir Kaul, Peter Buckland, Jagdeep Singh, Derek Anthony West, Rajiv Shah, Molly Coye, Mario Schlosser and Dmitri Shklovsky. (1)

10.6	Form of Indemnity Agreement, dated March 3, 2021, between the Company and each of its officers and directors. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data file (formatted as inline XBRL)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 9, 2021 and incorporated by reference herein.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO.

Date: M ay 25, 2 021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer