Form 10-Q
period 2021-06-30
Khosla Ventures Acquisition Co.
filed 2021-09-13
CIK 1841873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of September 7, 2021, 35,490,000 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO.
Quarterly Report
on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Report of Independent Registered Public Accounting Firm	1
	Balance Sheet as of June 30, 2021	2
	Statements of Operations from January 15, 2021 (inception) through period ended June 30, 2021	3
	Statement of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit from January 15, 2021 (inception) through period ended June 30, 2021	4
	Statement of Cash Flows from January 15, 2021 (inception) through period ended June 30, 2021	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
SIGNATURES

PART 1—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Khosla Ventures Acquisition Co.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Khosla Ventures Acquisition Co. (the “Company”) as of June 30, 2021, the related statement of operations, changes in common stock subject to possible redemption and stockholders’ deficit and cash flows for the period from January 15, 2021 (inception) through June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the period from January 15, 2021 (inception) through June 30, 2021
,
in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
McLean, Virginia
September 13, 2021

KHOSLA VENTURES ACQUISITION CO.
Balance Sheet
As of June 30, 2021
(Audited)

ASSETS
Cash and cash equivalents	$787,378
Prepaid expenses	663,975

Total current assets	1,451,353
Marketable securities held in Trust Account	345,005,244
Other assets	522,501

Total assets	$346,979,098

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$130,980
Franchise tax payable	100,000
Accrued expenses	1,771,977
Due to related party	600

Total current liabilities	2,003,557
Deferred underwriting fees payable	12,075,000
Class K Founder Shares derivative liabilities	2,300,000

Total liabilities	16,378,557

Commitments and Contingencies (Note 5)
Class A c ommon stock subject to possible redemption, 34,500,000 shares at $10.00 redemption value	345,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 990,000 issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	99
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(14,400,058)

Total stockholders’ deficit	(14,399,459)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$346,979,098

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO.
Statements of Operations

	Three Months Ended June 30,	Inception-to-Date June 30,
	2021 (UNAUDITED)	2021 (AUDITED)

Formation and operating costs	$—	$30,000
General and administrative expenses	2,122,885	2,239,443
Franchise tax expense	50,000	100,000

Loss from operations	(2,172,885)	(2,369,443)
Financing expenses on derivative classified instrument	—	(12,137,500)
Gain on marketable securities (net), dividends and interest, held in Trust Account	5,244	5,244
Change in fair value of derivative liabilities	850,000	9,850,000

Loss before income tax expense	(1,317,641)	(4,651,699)
Net Loss	$(1,317,641)	$(4,651,699)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	34,500,000	23,900,602

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.02)	$(0.13)

Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	990,000	685,843

Basic and diluted net loss per share, Class A non-redeemable common stock	$(0.12)	$(0.26)

Weighted average shares outstanding Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000

Basic and diluted net loss per common stock, Class B	$(0.12)	$(0.27)

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO.
Statement of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit
For the period from January 15, 2021 (Inception) through June 30, 2021

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 15, 2021	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $19,660,260 issuance costs	34,500,000	325,339,740	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	990,000	99	—	—	9,899,901	—	9,900,000
Accretion of Class A Common Stock to redemption value	—	19,660,260	—	—	—	—	(9,911,901)	(9,748,359)	(19,660,260)
Net loss	—	—	—	—	—	—	—	(3,334,058)	(3,334,058)

Balance as of March 31, 2021 (unaudited)	34,500,000	$345,000,000	990,000	$99	5,000,000	$500	$—	$(13,082,417)	$(13,081,818)
Net loss	—	—	—	—	—	—	—	(1,317,641)	(1,317,641)

Balance as of June 30, 2021 (audited)	34,500,000	$345,000,000	990,000	$99	5,000,000	$500	$—	$(14,400,058)	$(14,399,459)

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO.
Statement of Cash Flows
For the period from January 15, 2021 (Inception) through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(4,651,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing expenses on derivative classified instrument	12,137,500
Change in fair value of derivative liabilities	(9,850,000)
Gain on marketable securities (net), dividends and interest, held in Trust Account	(5,244)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,186,476)
Accounts payable and accrued expenses	2,002,957

Net cash used in operating activities	(1,552,962)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B an d Class K common stock to Sponsor	25,000
Advances from related party	600
Proceeds from sale of Public Shares, net of transaction costs paid	337,414,740
Proceeds from sale of Private Placement Shares	9,900,000

Net cash provided by financing activities	347,340,340

Net increase in cash	787,378

Cash—beginning of period	—

Cash—end of period	$787,378

Supplemental disclosure of noncash investing and financing activities:

Deferred underwriting fees payable	$12,075,000

The accompanying notes are an integral part of these financial statements.

5

KHOSLA VENTURES ACQUISITION CO.
NOTES TO FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Going Concern
Khosla Ventures Acquisition Co. (the “Company”) is a blank check company formed as a Delaware corporation on January 15, 2021. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
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
per Public Share, generating gross proceeds to the Company of $345,000,000. On March 8, 2021, the Company’s underwriters exercised in full their option to purchase additional Public Shares in connection with the IPO. The underwriters exercised their option to purchase an additional
4,500,000 Public Shares from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 34,500,000 Public Shares in connection with its IPO. The Underwriters designate March 8, 2021 as the settlement date for such additional Public Shares pursuant to the Underwriting Agreement.
Simultaneously with the closing of the IPO, the Company completed the private sale of 990,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Shares, to the Sponsor, generating aggregate gross proceeds to the Company of $9,900,000
.
Following the closing of the Initial Public Offering on March 8, 2021, and the full exercise of the underwriters’ overallotment option on March 8, 2021, an amount of
$345,000,000 ($10.00
per Public Share) of the proceeds from the IPO, including $12,075,000 of the underwriters’ deferred discount was placed in a U.S.-based Trust Account at Goldman Sachs, maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (“Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the IPO, including proceeds from the sale of Private Placement Shares and forward purchase shares, which are held in the Trust Account will not be released until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the IPO, subject to applicable law.
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
The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note

). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The holders of the Founder Shares (the “Initial Stockholders”) have agreed not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem

100
%
of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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
The Initial Stockholders’ have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
On June 9, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valo Health, Inc., a Delaware corporation (“Valo”), Valo Health, LLC, a Delaware limited liability company (“Valo Holdco” and, together with Valo, the “Valo Parties”) and Killington Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”).
On June 9, 2021, concurrently with the execution of the Merger Agreement, the Company also entered into subscription agreements (the “PIPE I Subscription Agreements”) with certain investors (collectively, the “PIPE I Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE I Investors have collectively subscribed for
16,855,000
shares of Class A common stock, par value $
0.0001
per share (“KVSA Common Stock”), for an aggregate purchase price equal to $
168,550,000
(the “PIPE I Investment”).

Going

Concern and Liquidity
As of June 30, 2021, the Company had $787,378 in its operating bank accounts, $345,005,244 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $552,204. As of June 30, 2021, $5,244 of the amount on deposit in the Trust Account represented interest income, which is available for working capital needs.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000
 pro
mi
s
s
ory
note payable to the Sponsor. The Company fully repaid the note to the Sponsor in March 2021. Subsequent to the consummation of the IPO, the Company received net proceeds not held in the Trust Account of approximately $3,000.000.
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
The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of June 30, 2021, the Company has no borrowings under the Working Capital Loans.

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
The accompanying unaudited statement of operations and changes in common stock subject to possible redemption and stockholders’ deficit for the three-month period ended June 30, 2021 are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for the fair presentation of the results of operations for the period presented. The interim results for the period ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $787,378 in cash and no cash equivalents as of June 30, 2021.
Marketable Securities Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were invested in Goldman Sachs funds.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480.
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of June 30, 2021,
 34,500,000
shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the Initial Public Offering, March

, 2021, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. From the period fr
om
 January
15
, 2021 (inception) through June 30, 2021, the Company recorded an accretion of $19,660,260, of which $9,911,901 was recorded in additional paid-in capital and $9,748,359 was recorded in accumulated deficit.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820 approximates the carrying amounts represented in the balance sheet.
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
Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs were $19,660,260 for the period from January 15, 2021 (inception) through June 30, 2021.

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the deferred tax asset is de minimis.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Loss Per Share of Common Stock
Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.
Class K common stock will convert into Class A common stock after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at
$30.00, $40.00 and $50.00
per share following the first anniversary of the closing of the initial Business Combination and also upon specified strategic transactions. The Company has not considered the effect of the Class K common stock in the calculation of diluted loss per share since the conversion of Class K common stock into Class A common stock is contingent upon the occurrence of future events.
Class B shares and Private Placement Shares are included in the calculation of non-redeemable earnings per share.
The Company’s statements of operations include a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company has treated the accretion in the same manner as a dividend in the calculation of the net income/(loss) per common stock. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
A reconciliation of net loss per common stock is as follows:

	For the three months ended June 30, 2021 (UNAUDITED)	For the period from January 19, 2021 (inception) through June 30, 2021 (AUDITED)

Net loss	$(1,318,241)	$(4,652,299)
Accretion of temporary equity to redemption value	(3,450,000)	(3,450,000)

Net loss including accretion of temporary equity to redemption value	$(4,768,241)	$(8,102,299)

	For the three months ended June 30, 2021 (UNAUDITED)			For the period from January 19, 2021 (inception) through June 30, 2021 (AUDITED)
	Class A-t	Class A-p	Class B	Class A-t	Class A-p	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity	(4,062,838)	(116,586)	(588,817)	(6,545,221)	(187,819)	(1,369,259)
Accretion of temporary equity to redemption value	3,450,000	—	—	3,450,000	—	—
Allocation of n et i ncome (loss)	(612,838)	(116,586)	(588,817)	(3,095,221)	(187,819)	(1,369,259)

Denominator
Weighted-average shares outstanding	34,500,000	990,000	5,000,000	23,900,602	685,843	5,000,000
Basic and diluted net income (loss) per share	$(0.02)	$(0.12)	$(0.12)	$(0.13)	$(0.27)	$(0.27)

Recent Accounting

Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3—Initial Public Offering
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
Note 4—Related Party Transactions
Founder Shares
On January 19, 2021, the Sponsor acquired 10,000,000 Founder Shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,000,000
Class B Founder Shares (also known as “Class B common stock”) and

5,000,000
Class K Founder Shares (also known as “Class K common stock”). Prior to the initial investment in the
C
ompany of $
25,000
by the sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. On February 28, 2021, the Sponsor entered into a security assignment agreement with six of the Company’s independent directors and assigned

240,000
shares of Class B Founder Shares at an aggregate price of $
600
.
Class B Founder Shares
The Class B Founder Shares will automatically convert into shares of Class A common stock on the first business day following the completion of our initial business combination, at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Class B Founder Shares will equal, in the aggregate on an as-converted basis,
15% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B Founder Shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination, (y) any shares of Class A common stock issuable upon conversion of the Class K Founder Shares and (z) any Private Placement Shares. Prior to our initial business combination, only holders of shares of our Class B common stock w ill be
 entitled to vote on the appointment of directors.

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
The Company accounts for the Class K Founder Shares as equity linked instruments. Based on the guidance in ASC Topic 815, certain adjustments to the settlement amount of the Class K Founder Shares are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC Topic 815-40. The Class K Founder Shares are recorded as liabilities as these shares are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.
Promissory Note – Related Parties
On January 19, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory
Note was non-interest bearing and
payable on the earlier of (i) December 31, 2021 and (ii) the completion of the IPO. As of June 30, 2021, the outstanding balance under the Promissory Note was $600.
Working Capital Loan
s
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
Private Placement Shares
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 990,000 Class A common stock at a price of $10.00 per share in a private placement for an aggregate purchase price of $9,900,000. The Private Placement Shares are identical to the shares of Class A common stock shares sold in this offering, subject to certain limited exceptions. The Private Placement Shares holders do not have the option to redeem their Class A common stock and as a result, the proceeds received in connection with the Initial Public Offering are excluded from temporary equity. The par value of these shares and related additional paid in capital are classified as permanent equity in the Company’s financial statements.
The initial
stockholders
agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial business combination.
Forward Purchase Agreement
The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 2,500,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $25,000,000, in a private placement that would close simultaneously with the closing of the initial business combination. The proceeds from the sale of these forward-purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Khosla Entities may purchase less than 2,500,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480 and ASC Topic
815
, to conclude whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.
Note 5—Commitments &

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
Note 6—Stockholders’ Equity (Deficit)
Preferred Stock
 - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 990,000 shares of Class A common stock issued or outstanding, excluding 34,500,000 shares of common stock subject to possible redemption.
Class
 B Common Stock
- The Company is authorized to
 issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 there were 5,000,000 shares of Class B common stock issued
and
 outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$345,005,244
Liabilities:
Derivative liability – Class K Founder Shares	3	$2,300,000

Class K Founder Shares Liability
Class K Founder Shares
i
s accounted for as a liability in accordance with ASC Topic 815 and presented as a derivative liability on the accompanying June 30, 2021 balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statement of operations. In order to capture the market conditions associated with the Class K Founder Shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The key inputs into the Monte-Carlo simulation model for Class K Founder Shares were as follows on the date of issuance and as of June 30, 2021:

Input	January 22, 2021	June 30, 2021
Risk-free interest rate	1.14%	1.47%
Term to business combination	0.8 years	0.4 years
Expected volatility	22.5%	15.5%
Stock Price	$10.00	$9.89
Dividend yield	0.0%	0.0%
The following table presents a summary of the changes in the fair value of the Class K Founder Shares liability, a Level 3 liability, measured on a recurring basis, as of June 30, 2021:

Class K Founder Shares Derivative Liability
Fair value, January 22, 2021	$12,150,000
Change in fair value of Class K Founder Shares liability	(9,000,000)

Fair value, March 31, 2021 (unaudited)	3,150,000
Change in fair value of Class K Founder Shares liability	(850,000)

Fair value, June 30, 2021 (audited)	$2,300,000

There were no transfers to and from Levels 1, 2, and 3 during the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021.
Note 8—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than those disclosed below:
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
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Khosla Ventures Acquisition Co. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Khosla Ventures SPAC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Upon the closing of the Initial Public Offering and the Private Placement, $345,000,000 ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a Trust Account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $787,378 in its operating bank accounts, $345,005,244 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $552,204. As of June 30, 2021, $5,244 of the amount on deposit in the Trust Account represented interest income, which is available for working capital needs.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000 in promissory note payable to the Sponsor.
Subsequent to the consummation of the IPO, the Company received the net proceeds not held in the Trust Account of approximately $3,000,000. The Company fully repaid the note to the Sponsor in March 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of June 30, 2021, the Company has no borrowings under the Working Capital Loans.
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from January 15, 2021 (inception) through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and the Transaction, described in Note 1 to the financial statements. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 15, 2021 (inception) through June 30, 2021, we had a net loss of $4,651,699, which consisted of $2,239,443 in general and administrative expenses, $30,000 in formation costs and $100,000 of franchise tax expense, offset by $5,244 in interest income on funds held in the Trust Account, $12,137,500 in financing expenses on Class K Founder Shares liability, and $9,850,000 in change in fair value of Class K Founder Shares liability.
For the three months ended June 30, 2021, we had a net loss of $1,317,641 which consisted of $2,122,885 in general and administrative expenses and $50,000 of franchise tax expense, offset by $5,244 in interest income on funds held in the Trust Account and $850,000 in change in fair value of Class K Founder Shares liability.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021.
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
Class K Common Stock
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
The inputs used as of June 30, 2021 was as follow: risk free rate: 1.47%; term to business combination: 0.4 years; expected volatility: 15.5% and stock price: $9.89.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in
Rules 13a-15(e)
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

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on March 4, 2021 and our quarterly report on Form
10-Q
filed with the SEC on May 25, 2021 (“Q1
10-Q”).
As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus or Q1
10-Q
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 3, 2021, between the Company and Goldman Sachs & Co. LLC, as representative of the several underwriters. (1)

3.1	Second Amended and Restated Certificate of Incorporation, dated March 4, 2021. (1)

10.1	Investment Management Trust Agreement, dated March 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Private Placement Shares Purchase Agreement, dated March 3, 2021, between the Company and the Sponsor. (1)

10.3	Registration Rights Agreement, dated March 3, 2021, among the Company and certain security holders named therein. (1)

10.4	Forward Purchase Agreement, dated March 3, 2021, among the Company and the Sponsor. (1)

10.5	Letter Agreement, dated March 3, 2021, among the Company, the Sponsor, Vinod Khosla, Samir Kaul, Peter Buckland, Jagdeep Singh, Derek Anthony West, Rajiv Shah, Molly Coye, Mario Schlosser and Dmitri Shklovsky. (1)

10.6	Form of Indemnity Agreement, dated March 3, 2021, between the Company and each of its officers and directors. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data file (formatted as inline XBRL)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 9, 2021 and incorporated by reference herein.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO.

Date: September 13, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer