Form 10-Q
period 2021-09-30
Khosla Ventures Acquisition Co.
filed 2021-11-05
CIK 1841873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Khosla Ventures Acquisition Co.
(Exact name of registrant as specified in its charter)

Delaware	001-40131	85-1488707
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation)	File Number)	Identification No.)

2128 Sand Hill Road
Menlo Park, California	94025
(Address of Principal Executive Offices)	(Zip Code)
(650)
376-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Class A common stock, par value $0.0001 per share	KVSA	The NASDAQ Stock Market LLC
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 5, 2021, 35,490,000 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO.
Quarterly Report on Form
10-Q

PART 1—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

KHOSLA VENTURES ACQUISITION CO.
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2021
(Unaudited)

ASSETS
Cash and cash equivalents	$633,837
Prepaid expenses	663,975

Total current assets	1,297,812
Marketable securities held in Trust Account	345,010,545
Other assets	355,143

Total assets	$346,663,500

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,326
Franchise tax payable	150,000
Accrued expenses	2,401,235
Due to related party	600

Total current liabilities	2,581,161
Deferred underwriting fees payable	12,075,000
Class K Founder Shares derivative liabilities	550,000

Total liabilities	15,206,161

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 34,500,000 shares at $10.00 redemption value	345,010,545
Stockholders’ Deficit
Preferred stock $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 990,000 issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	99
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(13,553,805)

Total stockholders’ deficit	(13,553,206)

Total Liabilities, Common Stock subject to Possible Redemption, and Stockholders’ Deficit	$346,663,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Inception-to- date September 30, 2021
Formation and operating costs	$—	$30,000
General and administrative expenses	848,503	3,087,946
Franchise tax expense	50,000	150,000

Loss from operations	(898,503)	(3,267,946)
Financing expenses on derivative classified instrument	—	(12,137,500)
Gain on marketable securities (net), dividends and interest, held in Trust Account	5,301	10,545
Change in fair value of derivative liabilities	1,750,000	11,600,000

Loss before income tax expense	856,798	(3,794,901)

Net Income (Loss)	$856,798	$(3,794,901)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	34,500,000	27,680,233

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.02	$(0.11)

Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	990,000	794,302

Basic and diluted net income (loss) per share, Class A non-redeemable common stock	$0.02	$(0.11)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.02	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock Subject to Possible Redemption		Common Stock				Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 15, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $19,660,260 issuance costs	34,500,000	325,339,740	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	990,000	99	—	—	9,899,901	—	9,900,000
Accretion of Class A Common Stock to redemption value	—	19,660,260	—	—	—	—	(9,911,901)	(9,748,359)	(19,660,260)
Net loss	—	—	—	—	—	—	—	(3,334,058)	(3,334,058)

Balance as of March 31, 2021 (unaudited)	34,500,000	$345,000,000	990,000	$99	5,000,000	$500	$—	$(13,082,417)	$(13,081,818)
Net loss	—	—	—	—	—	—	—	(1,317,641)	(1,317,641)

Balance as of June 30, 2021 (audited)	34,500,000	$345,000,000	990,000	$99	5,000,000	$500	$—	$(14,400,058)	$(14,399,459)
Accretion of Class A Common Stock to redemption value	—	10,545	—	—	—	—	—	(10,545)	(10,545)
Net income	—	—	—	—	—	—	—	856,798	856,798

Balance as of September 30, 2021 (unaudited)	34,500,000	$345,010,545	990,000	$99	5,000,000	$500	$—	$(13,553,805)	$(13,553,206)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 15, 2021
(INCEPTION) THROUGH
SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,794,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing expenses on derivative classified instrument	12,137,500
Change in fair value of derivative liabilities	(11,600,000)
Gain on marketable securities (net), dividends and interest, held in Trust Account	(10,545)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,019,118)
Accounts payable and accrued expenses	2,580,561
Net cash used in operating activities	(1,706,503)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Advances from related party	600
Proceeds from sale of Public Shares, net of transaction costs	337,414,740
Proceeds from sale of Private Placement Shares	9,900,000
Net cash provided by financing activities	347,340,340

Net increase in cash	633,837
Cash - beginning of period	—
Cash - end of period	$633,837

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payable	$12,075,000
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The holders of the Founder Shares (the “Initial Stockholders”) have agreed not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
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

Going Concern and Liquidity
As of September 30, 2021, the Company had $633,837 in its operating bank accounts, $345,010,545 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,283,349. As of September 30, 2021, $10,545 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account.
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
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial statements, operating results and cash flows for the period presented.
The interim results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-
emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $633,837 in cash and no cash equivalents as of September 30, 2021.
Marketable Securities Held in Trust Account
As of September 30, 2021 the Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480.
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic
480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the Initial Public Offering, March 8, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. F
or
 the period from January 15, 2021 (inception) through September 30, 2021, the Company recorded an accretion of $19,670,805, of which $9,911,901 was recorded in additional paid-in
capital and $9,758,904 was recorded in accumulated deficit.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs were $19,660,260 for the period from January 15, 2021 (inception) through September 30, 2021.

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the deferred tax asset is de minimis.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Share of Common Stock
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.
Class K common stock will convert into Class A common stock after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $30.00, $40.00 and $50.00 per share following the first anniversary of the closing of the initial Business Combination and also upon specified strategic transactions. The Company has not considered the effect of the Class K common stock in the calculation of diluted income (loss) per share since the conversion of Class K common stock into Class A common stock is contingent upon the occurrence of future events.
Class B shares and Private Placement Shares are included in the calculation of non-redeemable
earnings (loss) per share.
The Company’s statements of operations include a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company has treated the accretion in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income/(loss) per common stock. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.
A reconciliation of net loss per common stock is as follows:

	For the three
	months ended
	September 30,	Inception to date
	2021	September 30, 2021
	(Unaudited)	(Unaudited)
Net Income (Loss)	$856,798	$(3,794,901)
Accretion of temporary equity to redemption value	(10,545)	(10,545)

Net income (loss) including accretion of temporary equity to redemption value	$846,253	$(3,805,446)

	For the three months ended September 30, 2021			Inception to date September 30, 2021
		(Unaudited)			(Unaudited)
	Class A-t	Class A-p	Class B	Class A-t	Class A-p	Class B
Basic and diluted net income (loss) per shares Numerator
Allocation of net income (loss) including accretion of temporary equity	$721,060	$20,692	$104,501	$(3,146,623)	$(90,312)	$(568,511)
Accretion of temporary equity to redemption value	10,545	—	—	10,545	—	—

Allocation of net income (loss)	$731,605	$20,692	$104,501	$(3,136,078)	$(90,312)	$(568,511)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000	27,680,233	794,302	5,000,000
Basic and diluted net income (loss) per share	$0.02	$0.02	$0.02	$(0.11)	$(0.11)	$(0.11)

The June 30, 2021 Form 10-Q statement of operations and Note 2, Summary of Significant Accounting Policies, Net Loss per Share Common Stock, included an immaterial misstatement related to the numerator in the earnings (loss) per share calculation for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021 for all three classes of common stock. The numerator incorrectly included accretion of temporary equity to redemption value of $3,450,000 instead of $0 for each of these periods.
Basic and diluted net loss per share for the Class A common stock subject to possible redemption for the three months ended June 30, 2021 should have been ($0.03) per share compared to ($0.02) per share disclosed; basic and diluted net loss per share for the Class A non-redeemable common stock should have been ($0.03) per share compared to ($0.12) per share disclosed; and basic and diluted net loss per share for the Class B common stock should have been ($0.03) per share compared to ($0.12) per share disclosed.
Basic and diluted net loss per share for the Class A common stock subject to possible redemption for the period from January 15, 2021 (inception) through June 30, 2021 should have been ($0.16) per share compared to ($0.13) per share disclosed; basic and diluted net loss per share for the Class A non-redeemable common stock should have been ($0.16) per share compared to ($0.27) per share disclosed; and basic and diluted net loss per share for the Class B common stock should have been ($0.16) per share compared to ($0.27) per share disclosed.
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
Simultaneously with the closing of the IPO, the Company completed the private sale of 990,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Shares, to the Company’s Sponsor generating aggregate gross proceeds to the Company of $9,900,000.
Note 4—Related Party Transactions
Founder Shares
On January 19, 2021, the Sponsor acquired 10,000,000 Founder Shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,000,000 Class B Founder Shares (also known as “Class B common stock”) and 5,000,000 Class K Founder Shares (also known as “Class K common stock”). Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. On February 28, 2021, the Sponsor entered into a security assignment agreement with six of the Company’s independent directors and assigned 240,000 shares of Class B Founder Shares at an aggregate price of $600.
Class B Founder Shares
The Class B Founder Shares will automatically convert into shares of Class A common stock on the first business day following the completion of our initial business combination, at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Class B Founder Shares will equal, in the aggregate on an as-converted
basis, 15% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B Founder Shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination, (y) any shares of Class A common stock issuable upon conversion of the Class K Founder Shares and (z) any Private Placement Shares. Prior to our initial business combination, only holders of shares of our Class B common stock will be entitled to vote on the appointment of directors.

Class K Founder Shares
The Class K Founder Shares will convert into shares of Class A common stock after the initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial business combination, including three equal triggering events based on our stock trading at $30.00, $40.00 and $50.00 per share following the first anniversary of the closing of our initial business combination and also upon specified strategic transactions, in each case, as described in this prospectus. The Class K Founder Shares will be convertible into shares of Class A common stock at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Founder Shares (including both Class B Founder Shares and Class K Founder Shares) will equal, in the aggregate on an as-converted
basis, 30% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B Founder Shares and Class K Founder Shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) any Private Placement Shares. Prior to our initial business combination, only holders of shares of our Class B common stock were entitled to vote on the appointment of directors.
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
Promissory Note – Related Parties
On January 19, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the IPO. As of September 30, 2021, the outstanding balance under the Promissory Note was $600.
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
Forward Purchase Agreement
The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 2,500,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $25,000,000, in a private placement that would close simultaneously with the closing of the initial business combination. The proceeds from the sale of these forward- purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Khosla Entities may purchase less than 2,500,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480 and ASC Topic 815, to conclude whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.
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
Note 6—Stockholders’ Equity (Deficit)
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 990,000 shares of Class A common stock issued or outstanding, excluding 34,500,000 shares of common stock subject to possible redemption.
Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 there were 5,000,000 shares of Class B common stock issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$345,010,545
Liabilities:
Derivative liability - Class K Founder Shares	3	$550,000

Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as a liability in accordance with ASC Topic 815 and presented as a derivative liability on the accompanying September 30, 2021 balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statement of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows on the date of issuance and as of September 30, 2021:

Input	January 15, 2021 (Inception)	September 30, 2021
Risk-free interest rate	1.14%	1.52%
Term to business combination	0.08	0.1
Expected volatility	22.50%	12.50%
Stock price	$10.00	$9.87
Dividend yield	0.00%	0.00%
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, as of September 30, 2021:

Class K Founder Shares Derivative Liabilities
Initial measurement on January 15, 2021	$12,150,000
Change in fair value of Class K Founder Shares Derivative Liabilities	(9,000,000)

Fair Value, March 31, 2021 (unaudited)	$3,150,000
Change in fair value of Class K Founder Shares Derivative Liabilities	(850,000)

Fair Value, June 30, 2021 (audited)	$2,300,000
Change in fair value of Class K Founder Shares Derivative Liabilities	(1,750,000)

Fair Value, September 30, 2021 (unaudited)	$550,000

There were no transfers to and from Levels 1, 2, and 3 during the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021.
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $633,837 in its operating bank accounts, $345,010,545 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,283,349. As of September 30, 2021, $10,545 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account.
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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from January 15, 2021 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and the Transaction, described in Note 1 to the financial statements. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 29, 2021 (inception) through September 30, 2021, we had a loss from operations of $3,267,946, which consisted of $30,000 in formation costs, $3,087,946 in general administrative expenses, and $150,000 in franchise tax expenses. We also incurred $12,137,500 in financing expenses on derivative classified instrument, offset the change in fair value of derivative liabilities of $11,600,000 and gains on marketable securities (net), dividends and interest, held in Trust Account of $10,545, resulting in a net loss of $3,794,901 for the period from January 29, 2021 (inception) through September 30, 2021.
For the three months ended September 30, 2021, we had a loss from operations of $898,503, which consisted of $848,503 in general and administrative expenses, and $50,000 in franchise tax expenses. The loss from operations was offset by income from a change in fair value of derivative liabilities of $1,750,000 and gains on marketable securities (net), dividends and interest, held in Trust Account of $5,301, resulting in net income of $856,798 for the three months ended September 30, 2021.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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
Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as a liability in accordance with ASC Topic 815 and presented as derivative liability on the accompanying March 31, 2021, balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The inputs used as of September 30, 2021 was as follow: risk free rate: 1.52%; term to business combination: 0.1 years; expected volatility: 12.5% and stock price: $9.87.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021 the Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
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

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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

KHOSLA VENTURES ACQUISITION CO.

Date: November 5, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer