Form 10-Q
period 2022-06-30
Khosla Ventures Acquisition Co.
filed 2022-08-11
CIK 1841873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 1

, 2022, 35,490,000 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO.
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KHOSLA VENTURES ACQUISITION CO.
CONDENSED BALANCE SHEETS

	JUNE 30, 2022	DECEMBER 31, 2021
	(Unaudited)
ASSETS
Cash	$109,367	$202,245
Prepaid expenses	478,785	663,974

Total current assets	588,152	866,219
Marketable securities held in Trust Account	345,535,206	345,017,029
Other non-current assets	—	112,785

Total Assets	$346,123,358	$345,996,033

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$77,079	$189,136
Due to related party	410,614	600
Income tax payable	49,393	—
Franchise tax payable	294,071	200,000
Accrued expenses	3,847,942	3,815,467

Total current liabilities	4,679,099	4,205,203
Deferred underwriting fees payable	12,075,000	12,075,000
Class K Founder Shares derivative liabilities	—	150,000

Total liabilities	16,754,099	16,430,203

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 34,500,000 shares at $10.00 per share	345,535,206	345,017,029
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 990,000 issued or outstanding (excluding 34,500,000 shares subject to possible redemption)	99	99
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(16,166,546)	(15,451,798)

Total stockholders’ deficit	(16,165,947)	(15,451,199)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$346,123,358	$345,996,033

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Period From January 15, 2021 (Inception) Through June 30, 2021
Formation costs		$—	$—	$—	$30,000
General and administrative expenses		344,160	2,122,885	715,355	2,239,443
Franchise tax expenses		50,000	50,000	100,000	100,000

Loss from operations		(394,160)	(2,172,885)	(815,355)	(2,369,443)
Financing expenses on derivative classified instrument		—	—	—	(12,137,500)
Change in fair value of derivative liabilities		—	850,000	150,000	9,850,000
Gain on marketable securities (net), dividends and interest, held in Trust Account		490,019	5,244	518,177	5,244

Income (loss) before income tax expense		95,859	(1,317,641)	(147,178)	(4,651,699)

Income tax expense		49,393	—	49,393	—
Net income (loss)		$46,466	$(1,317,641)	$(196,571)	$(4,651,699)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted		34,500,000	34,500,000	34,500,000	23,900,602
Basic and diluted net income (loss) per share, Class A subject to possible redemption		$0.00	$(0.03)	$(0.00)	$(0.16)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted		990,000	990,000	990,000	685,843
Basic and diluted net income (loss) per share, Class A non-redeemable common stock	$	$ (0.01)	$(0.03)	$(0.02)	$(0.16)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted		5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock		$(0.01)	$(0.03)	$(0.02)	$(0.12)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE
REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM JANUARY 15, 2021
(INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 1, 2022 (audited)	34,500,000	$345,017,029	990,000	$99	5,000,000	$500	$—	$(15,451,798)	$(15,451,199)
Accretion of Class A common stock to redemption value	—	28,158			—	—	—	(28,158)	(28,158)
Net loss	—	—	—	—	—	—	—	(243,037)	(243,037)

Balance as of March 31, 2022 (unaudited)	34,500,000	$345,045,187	990,000	$99	5,000,000	$500	$—	$(15,722,993)	$(15,722,394)
Accretion of Class A common stock to redemption value	—	490,019			—	—	—	(490,019)	(490,019)
Net income	—	—	—	—	—	—	—	46,466	46,466

Balance as of June 30, 2022 (unaudited)	34,500,000	$345,535,206	990,000	$99	5,000,000	$500	$—	$(16,166,546)	$(16,165,947)

	Common Stock Subject to Possible Redemption
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 15, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $19,660,260 issuance costs	34,500,000	325,339,740	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	990,000	99	—	—	9,899,901	—	9,900,000
Accretion of Class A common stock to redemption value	—	19,660,260	—	—	—	—	(9,911,901)	(9,748,359)	(19,660,260)
Net loss	—	—	—	—	—	—	—	(3,334,058)	(3,334,058)

Balance as of March 31, 2021 (unaudited)	34,500,000	$345,000,000	990,000	$99	5,000,000	$500	$—	$(13,082,417)	$(13,081,818)
Net loss	—	—	—	—	—	—	—	(1,317,641)	(1,317,641)

Balance as of June 30, 2021 (unaudited)	34,500,000	$345,000,000	990,000	$99	5,000,000	$500	$—	$(14,400,058)	$(14,399,459)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30, 2022	For The Period From January 15, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities
Net loss	$(196,571)	$(4,651,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing expenses on derivative classified instrument	—	12,137,500
Gain on marketable securities (net), dividends and interest, held in Trust Account	(518,177)	(5,244)
Change in fair value of derivative liabilities	(150,000)	(9,850,000)
Changes in operating assets and liabilities:
Prepaid and other non-current assets	297,974	(1,186,476)
Accounts payable and accrued expenses (including franchise tax payable and income tax payable)	63,882	2,002,957

Net cash used in operating activities	(502,892)	(1,552,962)

Cash Flows from Investing Activities
Investment of Marketable securities held in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B and Class K common stock to Sponsor	—	25,000
Advances from related party	410,014	600
Proceeds from sale of Public Share, net of transaction costs	—	337,414,740
Proceeds from sale of Private Placement Shares	—	9,900,000

Net cash provided by financing activities	410,014	347,340,340

Net (decrease) increase in cash	(92,878)	787,378
Cash - beginning of period	202,245	—

Cash - end of period	$109,367	$787,378

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A shares to redemption value	$518,177	$—
Deferred underwriting fees payable	$—	$12,075,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
NOTES TO FINANCIAL STATEMENTS
TO FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Going Concern
Khosla Ventures Acquisition Co. (the “Company”) is a blank check company formed as a Delaware corporation o
n January 15, 2021. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (the “IPO”), and the Company’s search for a target to consummate a Business Combination, which are all described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from its initial public offering.
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
Following the closing of the IPO on March 8, 2021, and the full exercise of the underwriters’ overallotment option on March 8, 2021, an amount of $345,000,000 ($10.00 per Public Share) of the proceeds from the IPO, including $12,075,000 of the underwriting fees payable was placed in a U.S.- based Trust Account at Goldman Sachs, maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (“Trust Account”), and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
If the Company is unable to complete a business combination by March 8, 2023 (24 months from the closing of the IPO), or June 8, 2023 (27 months from the closing of the IPO), if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 8, 2023, and the stockholders have not amended the certificate of incorporation to extend such period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
On June 9, 2021, the Company entered into an agreement for a proposed initial Business Combination with Valo Health, a technology company using human-centric data and artificial intelligence (AI) powered computation to transform the drug discovery and development process. Concurrently with such an agreement, the Company also entered into subscription agreements (the “PIPE I Subscription Agreements”) with certain investors (collectively, the “PIPE I Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE I Investors collectively subscribed for 16,855,000 shares of Class A common stock for an aggregate purchase price equal to $168,550,000 (the “PIPE I Investment”). On July 30, 2021, the Company entered into additional subscription agreements (the “PIPE II Subscription Agreements”) with certain investors (collectively, the “
PIPE II

Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE II Investors collectively subscribed for an addition
a
l
3,231,250
shares of KVSA Common Stock for an aggregate purchase price equal to $
32,312,500
(the “PIPE II Investment”). However, on November 15, 2021, the Company and Valo Health mutually agreed to terminate the proposed initial Business Combination based on market conditions, particularly in the biotechnology area. The PIPE I Investment and PIPE II Investment were also both terminated upon the termination of the proposed initial Business Combination with Valo Health.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets that together have an aggregate fair market value equal to at least
80
% of the net assets held in the Trust Account (excluding the deferred underwriting fees payable and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
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
Going Concern and Liquidity
As of June 30, 2022, the Company had $109,367 in its operating bank account, $478,785 in prepaid expenses, and $345,535,206 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $4,090,947. For the six months ended June 30, 2022, $518,177 of the amount on deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. For the period from January 15, 2021 (inception) to June 30, 2021, $5,244 of the amount on the deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.

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
The interim results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.”
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic
480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 8, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. For the three months and six months ended June 30, 2022, the Company recorded an accretion of $490,019 and $518,177, respectively, all of which was recorded in accumulated deficit. For the three months ended June 30, 2021, and for the period from January 15, 2021 (inception) through June 30, 2021, the Company recorded an accretion of $0 and $19,660,260, respectively, of which for the period from January 15, 2021 (inception) through June 30, 2021, $9,911,901 was recorded in additional paid-in
capital and $9,748,359 was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets.
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
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income/(loss) per common stock. As of June 30, 2022 and December 31,
2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.
A reconciliation of net loss per common stock is as follows:

	For The Six Months Ended June 30, 2022	For The Period From January 15, 2021 (Inception) Through June 30, 2021
Net loss	$(196,571)	$(4,651,699)
Accretion of temporary equity in excess of fair value	(518,177)	—

Net loss including accretion of temporary equity in excess of fair value	$(714,748)	$(4,651,699)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021
Net income (loss)	$46,466	$(1,317,641)
Accretion of temporary equity in excess of fair value	(490,019)	—

Net loss including accretion of temporary equity in excess of fair value	$(443,553)	$(1,317,641)

	For The Six Months Ended June 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(609,010)	$(17,476)	$(88,262)
Deemed dividend for accretion of temporary equity in excess of fair value	518,177	—	—

Allocation of net loss and deemed dividend	$(90,833)	$(17,476)	$(88,262)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.02)

	For The Period from January 15, 2021 (Inception) Through June 30, 2021
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(3,931,776)	$(112,825)	$(607,099)
Deemed dividend for accretion of temporary equity in excess of fair value	—	—	—

Allocation of net loss and deemed dividend	$(3,931,776)	$(112,825)	$(607,099)

Denominator
Weighted average shares outstanding, basic and diluted	23,900,602	685,843	5,000,000
Basic and diluted net loss per share	$(0.16)	$(0.16)	$(0.12)

	For The Three Months Ended June 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(377,935)	$(10,845)	$(54,773)
Deemed dividend for accretion of temporary equity in excess of fair value	490,019	—	—

Allocation of net loss and deemed dividend	$112,084	$(10,845)	$(54,773)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000

Basic and diluted net loss per share	$0.00	$(0.01)	$(0.01)

	For The Three Months Ended June 30, 2021
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(1,122,712)	$(32,217)	$(162,712)
Deemed dividend for accretion of temporary equity in excess of fair value	—	—	—

Allocation of net loss and deemed dividend	$(1,122,712)	$(32,217)	$(162,712)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.03)
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
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the six months ended June 30, 2022 and the period from January 15, 2021 (inception) through June 30, 2021, the related party paid $410,014 and $600 of operating costs on behalf of the Company, respectively. During the three months ended June 30, 2022 and 2021, the related party paid $331,946 and $25,000 of operating costs on behalf of the Company, respectively. As of June 30, 2022 and December 31, 2021, the amount due to the related party was $410,614 and $600, respectively.
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
The Company accounts for the Class K Founder Shares as equity linked instruments. Based on the guidance in ASC Topic 815, “Derivatives and Hedging,” certain adjustments to the settlement amount of the Class K Founder Shares are based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
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
Forward Purchase Agreement
The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 2,500,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $25,000,000, in a private placement that would close simultaneously with the closing of the initial Business Combination. The proceeds from the sale of these forward-purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the sponsor (together with any permitted transferees under the forward-purchase
agreement) may purchase less than 2,500,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging,” to conclude whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.
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
The underwriters are entitled to a deferred underwriters fee of $12,075,000. The deferred underwriters fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
Note 6—Stockholders’ Deficit
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 990,000 shares of Class A common stock issued or outstanding, excluding 34,500,000 shares of common stock subject to possible redemption.
Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021 there were 5,000,000 shares of Class B common stock issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$345,535,206	$—	$—	$345,535,206
Liabilities:
Class K Founder Shares derivative liabilities	—	—	—	—
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$345,017,029	$—	$—	$345,017,029
Liabilities:
Class K Founder Shares derivative liabilities	—	—	$150,000	$150,000
Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as a liability in accordance with ASC Topic 815, “Derivatives and Hedging,” and presented as a derivative liability on the accompanying June 30, 2022 and December 31, 2021 balance sheets. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The Company evaluated the Class K founder Shares as of June 30, 2022 and concluded given the liabilities related to the Class K Founder Shares is zero, no quarterly valuation as of June 30, 2022 is needed.
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows as of December 31, 2021:

Input	December 31, 2021
Input Risk-free interest rate	1.54%
Term to Business Combination	0.5 years
Expected volatility	10.50%
Stock price	$9.70
Dividend yield	0.00%

The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, for the period from January 1, 2022 through June 30, 2022:

Class K Founder Shares Derivative
Liabilities
Fair value as of January 1, 2022	$150,000
Change in fair value	(150,000)

Fair value as of March 31, 2022	$—

Change in fair value	—
Fair value as of June 30, 2022	$—

There were no transfers to and from Levels 1, 2, and 3 for the three and six months ended June 30, 2022.
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, for the period from January 15, 2021 (inception) through June 30, 2021:

Class K Founder
Shares Derivative
Liabilities
Fair value at January 15, 2021 (Inception)	$12,150,000
Change in fair value	(9,000,000)

Fair value at March 31, 2021	$3,150,000

Change in fair value	(850,000)
Fair value as of June 30, 2021	$2,300,000

There were no transfers to and from Levels 1, 2, and 3 for three months ended June 30, 2021 and the period from January 15, 2021 (inception) to June 30, 2021.
Note 8—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up
costs and are not currently deductible.
We recorded an income tax provision of $49,393 for the three months and six months ended June 30, 2022. The effective income tax rate for the six months ended June 30, 2022 was -33.56%. The
-33.56%
effective income tax rate differs from the federal statutory rate of 21% as a result of non-deductible
transaction costs, and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets. For the three and six months ended June 30, 2022, the Company had $0 and $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $1,277,072 and $1,165,271 as of June 30, 2022, and December 31, 2021, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no
unrecognized tax benefits as of June 30, 2022 and December 31, 2021.
No
amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On June 9, 2021, we entered into an agreement for a proposed initial business combination with Valo Health, a technology company using human- centric data and artificial intelligence (AI) powered computation to transform the drug discovery and development process. Concurrently with such an agreement, we also entered into subscription agreements (the “PIPE I Subscription Agreements”) with certain investors (collectively, the “PIPE I Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE I Investors collectively subscribed for 16,855,000 shares of Class A common stock for an aggregate purchase price equal to $168,550,000 (the “PIPE I Investment”). On July 30, 2021, we entered into additional subscription agreements (the “PIPE II Subscription Agreements”) with certain investors (collectively, the “PIPE II Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE II Investors collectively subscribed for an additional 3,231,250 shares of KVSA Common Stock for an aggregate purchase price equal to $32,312,500 (the “PIPE II Investment”).
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
Results of Operations and Known Trends or Future Events
We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities and those necessary to prepare for the IPO and the proposed initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a loss from operations of $394,160, which consisted of $344,160 of general and administrative expenses and $50,000 in franchise tax expense. Of the $344,160 of general and administrative expenses, $180,948 was related to the amortization of Directors’ and Officers’ liability insurance, $10,732 was related to legal expense and $152,480 was related to professional services. We also incurred a $490,019 gain on marketable securities held in Trust Account and $49,393 in income tax expense, resulting in net income of $46,466 for the three months ended June 30, 2022.
For the three months ended June 30, 2021, we had a loss from operations of $2,172,885, which consisted of $2,122,885 of general and administrative expenses and $50,000 in franchise tax expense. Of the $2,122,885 of general and administrative expenses, $167,358 was related to the amortization of Directors’ and Officers’ liability insurance, $1,696,977 was related to legal expense and $258,550 was related to additional professional services. We also incurred a $850,000 gain on the change in fair value of derivative liabilities, and a $5,244 gain on marketable securities held in Trust Account, resulting in a net loss of $1,317,641 for the three months ended June 30, 2021.
For the six months ended June 30, 2022, we had a loss from operations of $815,355, which consisted of $715,355 of general and administrative expenses, and $100,000 in franchise tax expenses. Of the $715,355 of general and administrative expenses, $359,577 was related to the amortization of Directors’ and Officers’ liability insurance, $32,032 was related to legal expense and $323,746 was related to additional professional services. We also incurred a $150,000 gain on the change in fair value of derivative liabilities, and a $518,177 gain on marketable securities held in Trust Account and $49,393 in income tax expense, resulting in a net loss of $196,571 for the six months ended June 30, 2022.
For the period from January 15, 2021 (inception) through June 30, 2021, we had a loss from operations of $2,369,443, which consisted of $30,000 in formation costs, $2,239,443 in general and administrative expenses, and $100,000 in franchise tax expenses. Of the $2,239,443 of general and administrative expenses, $216,474 was related to the amortization of Directors’ and Officers’ liability insurance, $1,759,334 was related to legal expense and $263,635 was related to additional professional services. We also incurred $12,137,500 in financing expenses on derivative classified instrument, offset by the change in fair value of derivative liabilities of $9,850,000, and a $5,244 gain on marketable securities held in Trust Account resulting in a net loss of $4,651,699 for the period from January 15, 2021 (inception) through June 30, 2021.
Liquidity and Capital Resources
As of June 30, 2022, the Company had $109,367 in its operating bank account, $478,785 in prepaid expenses, $345,535,206 in marketable securities held in the Trust Account to be used for a business combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $4,090,947. As of June 30, 2022, $518,177 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.
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
Critical Accounting Estimate
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimate other than the following.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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
Changes in internal control over financial reporting
During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weaknesses described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
for the year ended December 31, 2021. An additional factor that could cause our actual results to differ materially from those in this report is set out below.
Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination
If the SEC adopts the proposed rules and regulations relating to, among other things, enhancing disclosures in business combination transactions involving SPACs, our ability to complete an initial business combination could be adversely and materially affected, and we may be exposed to a greater risk of litigation in connection with our initial business combination.
On March 30, 2022, the SEC issued certain proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; increasing the liability of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and modifying the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in revised form, may (i) impair our ability to engage financial and capital market advisors, to negotiate or to complete an initial business combination, (ii) increase the costs and time related thereto and (iii) expose us to a greater risk of litigation in connection with our initial business combination, which may materially and adversely affect us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the six months ended June 30, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation, dated March 4, 2021	8-K	001-40131	3.1	3/9/21

3.3	Bylaws	S-1	333-253096	3.3	2/12/21

4.1	Specimen Class A Common Stock Certificate	S-1	333-253096	4.1	2/12/21

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					*

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO.

Date: August 11, 2022	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer