Form 10-Q
period 2022-09-30
Khosla Ventures Acquisition Co.
filed 2022-11-14
CIK 1841873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 14, 2022,
35,490,000 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KHOSLA VENTURES ACQUISITION CO.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
	(Unaudited)
ASSETS
Cash	$—	$202,245
Prepaid expenses	296,018	663,974

Total current assets	296,018	866,219
Marketable securities held in Trust Account	347,095,266	345,017,029
Other non-current assets	—	112,785

Total Assets	$347,391,284	$345,996,033

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,326	$189,136
Due to related party	462,662	600
Income tax payable	366,506	—
Franchise tax payable	344,071	200,000
Legal fee accrual	3,081,536	2,818,315
Accrued expenses	998,965	997,152

Total current liabilities	5,283,066	4,205,203
Deferred underwriting fees payable	1,207,500	12,075,000
Class K Founder Shares derivative liabilities	—	150,000

Total liabilities	6,490,566	16,430,203

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 34,500,000 shares at $ 10.00 per share	347,095,266	345,017,029
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 990,000 issued or outstanding (excluding 34,500,000 shares subject to possible redemption)	99	99
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(6,195,147)	(15,451,798)

Total stockholders’ deficit	(6,194,548)	(15,451,199)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$347,391,284	$345,996,033

The accompanying notes are an integral part of these unaudited condensed financial statements
.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period From January 15, 2021 (Inception) Through September 30, 2021
Formation costs	$—	$—	$—	$30,000
General and administrative expenses	528,988	848,503	1,244,343	3,087,946
Franchise tax expenses	50,000	50,000	150,000	150,000

Loss from operations	(578,988)	(898,503)	(1,394,343)	(3,267,946)
Financing expenses on derivative classified instrument	—	—	—	(12,137,500)
Change in fair value of derivative liabilities	—	1,750,000	150,000	11,600,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,560,060	5,301	2,078,237	10,545

Income (loss) before income tax expense	981,072	856,798	833,894	(3,794,901)

Income tax expense	317,113	—	366,506	—

Net income (loss)	$663,959	$856,798	$467,388	$(3,794,901)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	34,500,000	34,500,000	34,500,000	27,680,233
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.02	$0.02	$0.02	$(0.12)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	990,000	990,000	990,000	794,302
Basic and diluted net income (loss) per share, Class A non-redeemable common stock	$(0.02)	$0.02	$(0.04)	$(0.12)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$(0.02)	$0.02	$(0.04)	$(0.10)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE
REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM JANUARY 15, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 1, 2022 (audited)	34,500,000	$345,017,029	990,000	$99	5,000,000	$500	$—	$(15,451,798)	$(15,451,199)
Accretion of Class A common stock to redemption value	—	28,158	—	—	—	—	—	(28,158)	(28,158)
Net loss	—	—	—	—	—	—	—	(243,037)	(243,037)

Balance as of March 31, 2022 (unaudited)	34,500,000	$345,045,187	990,000	$99	5,000,000	$500	$—	$(15,722,993)	$(15,722,394)
Accretion of Class A common stock to redemption value	—	490,019	—	—	—	—	—	(490,019)	(490,019)
Net income	—	—	—	—	—	—	—	46,466	46,466

Balance as of June 30, 2022 (unaudited)	34,500,000	$345,535,206	990,000	$99	5,000,000	$500	$—	$(16,166,546)	$(16,165,947)
Deferred underwriting fees waiver	—	—	—	—	—	—	—	10,867,500	10,867,500
Accretion of Class A common stock to redemption value	—	1,560,060	—	—	—	—	—	(1,560,060)	(1,560,060)
Net income	—	—	—	—	—	—	—	663,959	663,959

Balance as of September 30, 2022 (unaudited)	34,500,000	$347,095,266	990,000	$99	5,000,000	$500	$—	$(6,195,147)	$(6,194,548)

	Common Stock Subject to Possible Redemption
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 15, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Class A common stock, net of $19,660,260 issuance costs	34,500,000	325,339,740	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	990,000	99	—	—	9,899,901	—	9,900,000
Accretion of Class A common stock to redemption value	—	19,660,260	—	—	—	—	(9,911,901)	(9,748,359)	(19,660,260)
Net loss	—	—	—	—	—	—	—	(3,334,058)	(3,334,058)

Balance as of March 31, 2021 (unaudited)	34,500,000	$345,000,000	990,000	$99	5,000,000	$500	$—	$(13,082,417)	$(13,081,818)
Net loss	—	—	—	—	—	—	—	(1,317,641)	(1,317,641)

Balance as of June 30, 2021 (unaudited)	34,500,000	$345,000,000	990,000	$99	5,000,000	$500	$—	$(14,400,058)	$(14,399,459)
Accretion of Class A common stock to redemption value	—	10,545	—	—	—	—	—	(10,545)	(10,545)
Net income	—	—	—	—	—	—	—	856,798	856,798

Balance as of September 30, 2021 (unaudited)	34,500,000	$345,010,545	990,000	$99	5,000,000	$500	$—	$(13,553,805)	$(13,553,206)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30, 2022	For The Period From January 15, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$467,388	$(3,794,901)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Financing expenses on derivative classified instrument	—	12,137,500
Gain on marketable securities (net), dividends and interest, held in Trust Account	(2,078,237)	(10,545)
Change in fair value of derivative liabilities	(150,000)	(11,600,000)
Changes in operating assets and liabilities:
Prepaid expenses and other non-current assets	480,741	(1,019,118)
Accounts payable and accrued expenses (including franchise tax payable and income tax payable)	615,801	2,580,561

Net cash used in operating activities	(664,307)	(1,706,503)

Cash Flows from Investing Activities
Investment of m arketable securities held in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B and Class K common stock to Sponsor	—	25,000
Advances from related party	462,062	600
Proceeds from sale of Class A common stock, net of transaction costs	—	337,414,740
Proceeds from sale of Private Placement Shares	—	9,900,000

Net cash provided by financing activities	462,062	347,340,340

Net (decrease) increase in cash	(202,245)	633,837
Cash - beginning of period	202,245	—

Cash - end of period	$—	$633,837

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock to redemption value	$2,078,237	$10,545
Deferred underwriting fees payable	$0	$12,075,000
Waiver of deferred underwriting fees payable	$10,867,500	$—
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (the “IPO”), and the Company’s search for a target to consummate a Business Combination, which are all described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from its initial public offering.
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
On September 21, 2022, the Company received an executed deferred underwriting fees waiver letter from Goldman Sachs & Co. LLC, informing the Company of its decision to waive any entitlement it may have to its deferred underwriting fees payable held in the Trust Account in respect of any Business Combination. The waiver does not cover deferred underwriting fees payable to Piper Sandler & Co. (representing 10
% of the total deferred underwriting fees payable). The waiver is recorded in the Company’s condensed statements of changes in common stock subject to possible redemption and stockholder’s deficit against accumulated deficit.
Going Concern and Liquidity
As of September 30, 2022, the Company had $0 in its operating bank account, $296,018 in prepaid expenses, and $347,095,266 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $4,987,048. For the nine months ended September 30, 2022, $2,078,237 of the amount on deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. For the period from January 15, 2021 (inception) through September 30, 2021, $10,545 of the amount on the deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.

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
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the period presented.
The interim results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
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
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, as of September 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic
480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 8, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. For the three months and nine months ended September 30, 2022, the Company recorded an accretion of $1,560,060 and $2,078,237, respectively, all of which was recorded in accumulated deficit. For the three months ended September 30, 2021, and for the period from January 15, 2021 (inception) through September 30, 2021, the Company recorded an accretion of $10,545 and $19,670,805, respectively, of which for the period from January 15, 2021 (inception) through September 30, 2021, $9,911,901 was recorded in additional paid-in
capital and $9,758,904 was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income/(loss) per common stock. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.
A reconciliation of net loss per common stock is as follows:

	For The Nine Months Ended September 30, 2022	For The Period From January 15, 2021 (Inception) Through September 30, 2021
Net income (loss)	$467,388	$(3,794,901)
Accretion of temporary equity in excess of fair value	(2,078,237)	(10,545)

Net loss including accretion of temporary equity in excess of fair value	$(1,610,849)	$(3,805,446)

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021
Net income	$663,959	$856,798
Accretion of temporary equity in excess of fair value	(1,560,060)	(10,545)

Net income (loss) including accretion of temporary equity in excess of fair value	$(896,101)	$846,253

	For The Nine Months Ended September 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(1,372,544)	$(39,386)	$(198,919)
Deemed dividend for accretion of temporary equity in excess of fair value	2,078,237	—	—

Allocation of net income (loss) and deemed dividend	$705,693	$(39,386)	$(198,919)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.02	$(0.04)	$(0.04)

	For The Period from January 15, 2021 (Inception) Through September 30, 2021
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(3,210,715)	$(92,134)	$(502,597)
Deemed dividend for accretion of temporary equity in excess of fair value	10,545	—	—

Allocation of net loss and deemed dividend	$(3,200,170)	$(92,134)	$(502,597)

Denominator
Weighted average shares outstanding, basic and diluted	27,680,233	794,302	5,000,000
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.10)

	For The Three Months Ended September 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net income including accretion of temporary equity in excess of fair value	$(763,534)	$(21,910)	$(110,657)
Deemed dividend for accretion of temporary equity in excess of fair value	1,560,060	—	—

Allocation of net income (loss) and deemed dividend	$796,526	$(21,910)	$(110,657)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.02	$(0.02)	$(0.02)

	For The Three Months Ended September 30, 2021
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income per share
Numerator
Allocation of net income including accretion of temporary equity in excess of fair value	$721,060	$20,692	$104,501
Deemed dividend for accretion of temporary equity in excess of fair value	10,545	—	—

Allocation of net income and deemed dividend	$731,605	$20,692	$104,501

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net income per share	$0.02	$0.02	$0.02
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
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the nine months ended September 30, 2022 and the period from January 15, 2021 (inception) through September 30, 2021, the related party paid $462,662 and $600 of operating costs on behalf of the Company, respectively. During the three months ended September 30, 2022 and 2021, the related party paid $52,648 and $25,000 of operating costs on behalf of the Company, respectively. As of September 30, 2022 and December 31, 2021, the amount due to the related party was $462,662 and $600, respectively.
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
On September 21, 2022, the Company received an executed deferred underwriting fees waiver letter from Goldman Sachs & Co. LLC, informing the Company of its decision to waive any entitlement it may have to its deferred underwriting fees payable held in the Trust Account in respect of any Business Combination. The waiver does not cover deferred underwriting fees payable to Piper Sandler & Co. (representing 10
% of the total deferred underwriting fees payable). The waiver is recorded in the Company’s condensed statements of changes in common stock subject to possible redemption and stockholder’s deficit against accumulated deficit.
Note 6—Stockholders’ Deficit
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 990,000 shares of Class A common stock issued or outstanding, excluding 34,500,000 shares of common stock subject to possible redemption.

Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021 there were 5,000,000 shares of Class B common stock issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$347,095,266	$—	$—	$347,095,266
Liabilities:
Class K Founder Shares derivative liabilities	—	—	—	—
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
Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as a liability in accordance with ASC Topic 815, “Derivatives and Hedging,” and presented as a derivative liability on the accompanying September 30, 2022 and December 31, 2021 balance sheets. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The Company and its valuation advisor evaluated the Class K Founder Shares as of September 30, 2022 and concluded given that the liabilities related to the Class K Founder Shares is zero, no quarterly valuation as of September 30, 2022 is needed.
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows as of December 31, 2021:

Input	December 31, 2021
Input Risk-free interest rate	1.54%
Term to Business Combination	0.5 years
Expected volatility	10.50%
Stock price	$9.70
Dividend yield	0.00%

The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, for the period from January 1, 2022 through September 30, 2022:

Class K Founder Shares Derivative
Liabilities
Fair value as of January 1, 2022	$150,000
Change in fair value	(150,000)

Fair value as of March 31, 2022	$—

Change in fair value	—
Fair value as of June 30, 2022	$—

Change in fair value	—
Fair value as of September 30, 2022	$—

There were no transfers to and from Levels 1, 2, and 3 for the three and nine months ended September 30, 2022.
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, for the period from January 15, 2021 (inception) through September 30, 2021:

Class K Founder
Shares Derivative
Liabilities
Fair value at January 15, 2021 (Inception)	$12,150,000
Change in fair value	(9,000,000)

Fair value at March 31, 2021	$3,150,000
Change in fair value	(850,000)

Fair value at June 30, 2021	$2,300,000
Change in fair value	(1,750,000)

Fair value as of September 30, 2021	$550,000

There were no transfers to and from Levels 1, 2, and 3 for three months ended September 30, 2021 and the period from January 15, 2021 (inception) to September 30, 2021.
Note 8—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up
costs and are not currently deductible.
We recorded an income tax provision of $317,113 and $366,506 for the three and nine months ended September 30, 2022, respectively. The effective income tax rate for the nine months ended September 30, 2022 was 43.95%. The 43.95% effective income tax rate differs from the federal statutory rate of 21% as a result of non-deductible
transaction costs, and the movement of the valuation allowance against our U.S. state and federal net deferred tax assets. For the three and nine months ended September 30, 2022, the Company had $0 and $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $1,388,159 and $1,165,271 as of September 30, 2022, and December 31, 2021, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations (other than searching for a Business Combination after our IPO) nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities and those necessary to prepare for the IPO and the proposed initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a loss from operations of $578,988, which consisted of $528,988 of general and administrative expenses and $50,000 in franchise tax expense. Of the $528,988 of general and administrative expenses, $167,358 was related to the amortization of Directors’ and Officers’ liability insurance, $231,189 was related to legal expense and $130,441 was related to other professional services. We also incurred a $1,560,060 gain on marketable securities held in Trust Account and $317,113 in income tax expense, resulting in net income of $663,959 for the three months ended September 30, 2022.

For the three months ended September 30, 2021, we had a loss from operations of $898,503, which consisted of $848,503 of general and administrative expenses and $50,000 in franchise tax expense. Of the $848,503 of general and administrative expenses, $167,358 was related to the amortization of Directors’ and Officers’ liability insurance, $512,781 was related to legal expense and $168,364 was related to other professional services. We also incurred a $1,750,000 gain on the change in fair value of derivative liabilities, and a $5,301 gain on marketable securities held in Trust Account, resulting in a net income of $856,798 for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, we had a loss from operations of $1,394,343, which consisted of $1,244,343 of general and administrative expenses, and $150,000 in franchise tax expenses. Of the $1,244,343 of general and administrative expenses, $496,617 was related to the amortization of Directors’ and Officers’ liability insurance, $263,221 was related to legal expense and $484,505 was related to other professional services. We also incurred a $150,000 gain on the change in fair value of derivative liabilities, a $2,078,237 gain on marketable securities held in Trust Account and $366,506 in income tax expense, resulting in net income of $467,388 for the nine months ended September 30, 2022.

For the period from January 15, 2021 (inception) through September 30, 2021, we had a loss from operations of $3,267,946, which consisted of $30,000 in formation costs, $3,087,946 in general and administrative expenses, and $150,000 in franchise tax expenses. Of the $3,087,946 of general and administrative expenses, $383,832 was related to the amortization of Directors’ and Officers’ liability insurance, $2,272,115 was related to legal expense and $431,999 was related to other professional services. We also incurred $12,137,500 in financing expenses on derivative classified instrument, offset by the change in fair value of derivative liabilities of $11,600,000, and a $10,545 gain on marketable securities held in Trust Account resulting in a net loss of $3,794,901 for the period from January 15, 2021 (inception) through September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $0 in its operating bank account, $296,018 in prepaid expenses, $347,095,266 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $4,987,048. As of September 30, 2022, $2,095,266 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.

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

On September 21, 2022, the Company received an executed deferred underwriting fees waiver letter from Goldman Sachs & Co. LLC, informing the Company of its decision to waive any entitlement it may have to its deferred underwriting fees payable held in the Trust Account in respect of any Business Combination. The waiver does not cover deferred underwriting fees payable to Piper Sandler & Co. (representing 10% of the total deferred underwriting fees payable). The waiver is recorded in the Company’s condensed statements of changes in common stock subject to possible redemption and stockholder’s deficit against accumulated deficit.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Changes in internal control over financial reporting

During the quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weaknesses described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We may be subject to additional excise tax under the recently-passed Inflation Reduction Act of 2022, which could adversely affect our ability to complete an initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the nine months ended September 30, 2022.

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

KHOSLA VENTURES ACQUISITION CO.

Date: November 14, 2022	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer