Form 10-K
period 2022-12-31
Khosla Ventures Acquisition Co.
filed 2023-03-31
CIK 1841873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File
Number: 001-40131

KHOSLA VENTURES ACQUISITION CO.
(Exact name of Registrant as specified in its Charter)

Delaware	85-1488707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2128 Sand Hill Road Menlo Park , California	94025
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (
650
)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES  ☒    NO  ☐
As of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the closing prices of the registrant’s Class A common stock was $9.75. The aggregate market value of shares of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the shares on June 30, 2022, as reported on the Nasdaq Capital Market was $346,027,500. There is not a public market for the registrant’s Class B common stock, par value $0.0001 per share, and Class K common stock, par value $0.0001 per share, and therefore the aggregate market value of such shares cannot be calculated.
As of March 31, 2023,
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

•

“combination period” are to the period until March 8, 2023 (24 months from the closing of our IPO), or until June 8, 2023 (27 months from the closing of our IPO), if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 8, 2023;

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

Activities Since our IPO

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

On February 10, 2023, we entered into a non-binding letter of intent for a potential initial business combination with another company. As discussed herein, we were required to complete a business combination (if at all) by March 8, 2023 (24 months from the closing of our IPO), or June 8, 2023 (27 months from the closing of our IPO) if we executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or before March 8, 2023, unless our stockholders agree to extend such period beyond such dates. As a result of the non-binding letter of intent, the date by which we must complete a business combination was extended to June 8, 2023. We expect to announce additional details regarding the potential initial business combination if and when a definitive agreement is executed. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions.

Human Capital

As of December 31, 2022, we did not have any full-time employees, nor do we intend to have any full-time employees prior to the completion of our initial business combination.

Business Strategy

Our business strategy is to identify and complete a business combination that can create value for our stockholders over time. We believe our management team’s years of experience and our deep network of relationships should allow us to identify a wide range of attractive opportunities for the company. Our networks include, among others, entrepreneurs, universities, research institutions, Nobel Prize winners, public and private company management teams (from early stage venture to the Fortune 500), venture capital and private equity investors, investment bankers, attorneys, and management consultants.

Our acquisition philosophy is rooted in several core tenets, consistent with those that have been utilized by Khosla Ventures as they evaluate investment opportunities:

•

Large and Growing Addressable Market: Our management team will prioritize investing in large and growing industries that are poised for disruption by new technologies. We look for both large problems amenable to technology solutions as well as businesses able to scale to meet the market.

•

Proprietary Technology Advantage: We seek businesses protected by proprietary technology advantages, especially scientific breakthroughs and intellectual property. We believe that significant technology innovation creates a protected moat which provides for years of durable, compounding growth and expanding margins.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holder present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the terms of a letter agreement entered into with us, our sponsor and members of our management team have agreed to vote their founder shares and any public shares purchased during or after our IPO, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 14,255,001, or 41.3% (assuming all issued and outstanding shares are voted), or 3,860,442, or 11.2% (assuming only the minimum number of shares representing a quorum are voted), of the 34,500,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction. In addition, our sponsor, directors and each member of our management, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within the combination period.

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

We were required to complete a business combination (if at all) by March 8, 2023 (24 months from the closing of our IPO), or June 8, 2023 (27 months from the closing of our IPO), if we executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 8, 2023, unless our stockholders agree to extend such period beyond such dates. On February 10, 2023, we entered into a non-binding letter of intent for a potential initial business combination with another company, which extended the date by which we must complete a business combination to June 8, 2023. We expect to announce additional details regarding the potential initial business combination if and when a definitive agreement is executed. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to $0 from the proceeds of our IPO and the sale of the private placement shares with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder. Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the combination period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

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

We will be required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

•	We have identified material weaknesses in our internal control over financial reporting.

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

On February 10, 2023, we entered into a non-binding letter of intent for a potential initial business combination with another company. We expect to announce additional details regarding the potential initial business combination if and when a definitive agreement is executed. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions.

The potential initial business combination currently requires as a closing condition that we have a minimum amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the potential initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

On February 10, 2023, we entered into a non-binding letter of intent for a potential initial business combination with another company, as a result of which the date by which we must complete an initial business combination was extended to June 8, 2023. We expect to announce additional details regarding the potential initial business combination if and when a definitive agreement is executed. No assurances can be made that the Company will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all. The non-binding letter of intent for the potential initial business combination requires us to use a portion of the cash in the trust account to pay the purchase price, and requires us to have a minimum amount of cash at closing, which factors increase the probability that the potential initial business combination may not be successful. If the initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

On February 10, 2023, we entered into a non-binding letter of intent for a potential initial business combination with another company, as a result of which the combination period has been extended to June 8, 2023. We expect to announce additional details regarding the potential initial business combination if and when a definitive agreement is executed. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all.

Any potential target business with which we enter into negotiations concerning a business combination, including the target business in the potential initial business combination, will be aware that we must complete an initial business combination within the combination period, unless our stockholders agree to extend such period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete an initial business combination within the combination period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within the combination period. We may not be able to complete an initial business combination within the combination period.

On February 10, 2023, we entered into a non-binding letter of intent for a potential initial business combination with another company, as a result of which the combination period has been extended to June 8, 2023. We expect to announce additional details regarding the potential initial business combination if and when a definitive agreement is executed. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions. Our ability to complete this potential initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed an initial business combination within such period, unless our stockholders agree to extend such period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Since the net proceeds of our IPO and the sale of the private placement shares are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our public shares will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

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

If the net proceeds of our IPO and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate through June 8, 2023 (27 months following our IPO, since we have entered into a letter of intent), it could limit the amount available to complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for the 27 month period following our IPO. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. In connection with our pursuit of a business combination with Valo Health during 2021 that we ultimately abandoned, we incurred costs of $3,986,443 that reduced the funds available for us to operate during the 27 month period following our IPO. Following such pursuit, we believe that the remaining funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate for the remainder of the 27 month period following our IPO; however, we cannot assure you that our estimate is accurate. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed an initial business combination within the combination period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a certain letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than

$10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Recently, a purported stockholder of certain special purpose acquisition companies initiated derivative lawsuits asserting that such special purpose acquisition companies are investment companies under Investment Company Act, because proceeds from their initial public offerings are invested in short-term United States government securities and qualifying money market funds. Under the provision of the Investment Company Act relied upon in the lawsuits, an investment company is defined as a company that is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Consistent with longstanding interpretations of the Investment Company Act, and its plain statutory text, any company that temporarily holds short-term United States government securities and qualifying money market funds, while engaging in its primary business of seeking a business combination with one or more operating companies, is not an investment company under the Investment Company Act. The Company believes that a special purpose acquisition company is not an investment company under the Investment Company Act if it (i) engages in its stated business purpose of identifying and attempting to complete, or completing, a business combination with one or more operating companies within a specified period of time and (ii) holds short-term United States government securities and qualifying money market funds in its trust account pending completion of its initial business combination. However, there can be no assurance that an adverse result in one or more such proceedings would not have a potentially material adverse effect on the Company or its business purpose.

The coronavirus (COVID-19) pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

The outbreak of the coronavirus resulted in a widespread health crisis that adversely affected economies and financial markets worldwide, business operations and the conduct of commerce generally and could have such effects in the future or a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the coronavirus impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extended period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and may continue to have ongoing material adverse effects across many aspects of the regional, national and global economy.

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

As of December 31, 2022, we had $0 in cash and cash equivalents and working capital deficiency of $6,559,542. Further, we expect to incur significant costs in pursuit of our acquisition plans, and any such pursuit may not be successful. Our plans to raise capital and to consummate our initial business combination may not be successful. As such, there is substantial doubt about our ability to continue as a going concern.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of our Class A common stock, par value $0.0001 per share, 30,000,000 shares of our Class B common stock, par value $0.0001 per share, 30,000,000 shares of our Class K common stock, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 164,510,000, 25,000,000 and 25,000,000 authorized but unissued shares of our Class A common stock, Class B common stock and Class K common stock, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the shares of the Class B common stock or Class K common stock. The Class B common stock and Class K common stock are automatically convertible into Class A common stock at the time of our initial business combination or thereafter as described herein and in our amended and restated certificate of incorporation. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of our Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A common stock upon conversion of the Class B common stock or Class K common stock at a ratio greater than one-to-one at the time of our initial business combination or thereafter as a result of the anti-dilution and conversion provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of our Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

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

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as we approach June 8, 2023 (the 27-month anniversary of the closing of our IPO), which, unless our stockholders agree to extend such period beyond such date, is the deadline for completing an initial business combination as a result of our entry into a non-binding letter of intent prior to March 8, 2023.

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

Our initial stockholders own, on an as-converted basis, 17% of our issued and outstanding Class A common stock (excluding shares of Class K common stock). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional public shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

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

In connection with the audit of our financial statements for the fiscal year ended December 31, 2022, our principal executive officer and principal financial and accounting officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock, the Class K founder shares, and cash flow statement presentation. Because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. Management also concluded that it incorrectly accounted for the Class K founder shares as permanent equity versus a derivative liability. Management also presented investment income from the trust account within operating activities in the cash flow statement instead of within investing activities.

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

While we have begun implementing a plan to remediate these material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of this plan at this time. If our steps are insufficient to successfully remediate the material weaknesses and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our periodic reporting obligations.

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

We may be subject to additional excise tax under the Inflation Reduction Act of 2022, which could adversely affect our ability to complete an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and inhibit our ability to complete a business combination.

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

We are a recently incorporated company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. Other than the non-binding letter of intent for a potential initial business combination with another company that we entered into on February 10, 2023, we have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions. If we do not complete our initial business combination, we will never generate any operating revenues.

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

Market Information

Our Class A common stock is traded on The Nasdaq Capital Market under the symbol “KVSA.” Our Class A common stock commenced public trading March 4, 2021.

Holders

As of March 31, 2023, there were 10 holders of record of our common stock, including 2 holders of record of our Class A common stock, 7 holders of record of our Class B common stock and 1 holders of record of our Class K common stock. The actual number of stockholders of our Class A common is greater than the number of record holders and includes stockholders whose Class A common stock are held in street name by brokers and other nominees.

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

On February 10, 2023, we entered into a non-binding letter of intent for a potential initial business combination with another company, as a result of which the date by which we must complete a business combination was extended to June 8, 2023. We expect to announce additional details regarding the potential initial business combination if and when a definitive agreement is executed. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions. If we are unable to complete the potential initial business combination by June 8, 2023 (27 months from the closing of the IPO), and our stockholders have not amended the certificate of incorporation to extend such period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On November 15, 2021, we and Valo Health mutually agreed to terminate the proposed initial business combination based on market conditions, particularly in the biotechnology area. As such, we continued to search for a potential initial business combination target thereafter. The PIPE I Investment and PIPE II Investment were also both terminated upon the termination of the proposed initial business combination with Valo Health.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations (other than searching for a business combination after our IPO) nor generated any revenues to date. Our only activities from January 15, 2021 (inception) through December 31, 2022 were organizational activities and those necessary to prepare for the IPO and the proposed initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a loss from operations of $2,250,380, which consisted of $2,050,380 in general and administrative expenses, and $200,000 in franchise tax expenses, offset by a change in fair value of the Class K founder share derivative liabilities of $150,000, gains on marketable securities (net), dividends and interest, held in the trust account of $5,056,968, income tax expenses of $1,082,963, resulting in a net income of $1,873,625.

For the period from January 15, 2021 (inception) through December 31, 2021, we had a loss from operations of $5,565,939, which consisted of $30,000 in formation costs, $3,986,443 in incomplete Valo Health business combination expenses, $1,349,496 in general and administrative expenses, and $200,000 in franchise tax expenses. We also incurred $12,137,500 in financing expenses on derivative classified instruments, offset by a change in fair value of the Class K founder share derivative liabilities of $12,000,000 and gains on marketable securities (net), dividends and interest, held in the trust account of $17,029, resulting in a net loss of $5,686,410.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $0 in its operating bank account, $350,073,997 in marketable securities held in the trust account to be used for a business combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $6,559,542. As of December 31, 2022, $5,056,968 of the amount on deposit in the trust account represented interest income, which is available for payment of income and franchise taxes and other expenses in connection with the liquidation of the trust account.

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

The underwriters are entitled to a deferred underwriting fee of $0.35 per public share, or $12,075,000 in the aggregate. The deferred underwriting fees will be waived by the underwriters in the event that the Company does not complete a business combination, subject to the terms of the underwriting agreement.

On September 21, 2022, the Company received an executed deferred underwriting fees waiver letter from Goldman Sachs & Co. LLC, informing the Company of its decision to waive any entitlement it may have to its deferred underwriting fees payable held in the Trust Account in respect of any initial business combination. The waiver does not cover deferred underwriting fees payable to Piper Sandler & Co. (representing 10% of the total deferred underwriting fees payable). The waiver is recorded in the Company’s statements of changes in common stock subject to possible redemption and stockholder’s deficit against accumulated deficit.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates other than the following.

Class K Founder Shares Derivative Liabilities

Class K founder shares are accounted for as a liability in accordance with ASC Topic 815, “Derivatives and Hedging”, and presented as derivative liabilities on the December 31, 2022 balance sheet. The derivative liabilities were measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liabilities in the statements of operations. In order to capture the market conditions associated with the Class K founder shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K founder shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The key inputs used as of December 31, 2022 were as follow: risk free rate: 3.90%; term to business combination: 0.6 years; expected volatility: de minimis and stock price: $9.98.

The key inputs used as of December 31, 2021 were as follow: risk free rate: 1.54%; term to business combination: 0.5 years; expected volatility: 10.5% and stock price: $9.70.

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

Reference is made to pages F-1 through F-23 comprising a portion of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock, the Class K founder shares, and cash flow statement presentation. Because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company IPO. Management also concluded that it incorrectly accounted for the Class K founder shares as permanent equity versus derivative liabilities. Management also concluded that it incorrectly presented the gain on marketable securities (net), dividends and interest, held in Trust Account as operating activities in cash flow statement versus investing activities.

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2022. Based on these procedures, management believes that our financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

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

Changes in internal control over financial reporting

During the year ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weaknesses described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Vinod Khosla	68	Founder
Samir Kaul	49	Chief Executive Officer, Director
Peter Buckland	53	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Rajiv J. Shah	49	Director
Molly Coye	75	Director
Mario Schlosser	44	Director
Dmitri Shklovsky	47	Director

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

Audit Committee

Mr. Shklovsky, Mr. Shah and Mr. Schlosser serve as members of our audit committee. Our board of directors has determined that each of Mr. Shklovsky, Mr. Shah, and Mr. Schlosser is independent under Nasdaq listing standards and applicable SEC rules. Mr. Shklovsky serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Shklovsky qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The principal functions of the audit committee include:

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

Compensation Committee

Mr. Schlosser serves as the sole member of our compensation committee, with one seat empty following the resignation of Derek Anthony West. A chairman of the compensation committee has not yet been appointed.

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

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of Class A common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;

•	each of our executive officers and directors that beneficially owns shares of Class A common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,500,000 shares of our Class A common stock, issued and outstanding as of March 31, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)(3)	Percentage of Outstanding Common Stock
OUR SPONSOR, DIRECTORS AND EXECUTIVE OFFICERS
Khosla Ventures SPAC Sponsor LLC (our sponsor)(4)	6,785,999	16.4%
Vinod Khosla(4)	6,785,999	16.4%
Samir Kaul(4)	6,785,999	16.4%
Peter Buckland	—	—
Rajiv Shah	40,000	*
Molly Coye	40,000	*
Mario Schlosser	40,000	*
Dmitri Shklovsky	40,000	*
All executive officers, directors and director nominees as a group (9 individuals)	7,078,235	17.0%
OTHER 5% BENEFICIAL OWNERS
Citadel Advisors (5)	2,687,040	7.6%
Jane Street Group(6)	2,208,549	6.2%
Sculptor Capital (7)	2,049,451	5.8%

*	less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Khosla Ventures Acquisition Co., 2128 Sand Hill Road, Menlo Park, CA 94025.

(2)

Our sponsor holds 990,000 shares of Class A common stock purchased in the private placement at the time of our IPO and 4,760,000 shares of Class B common stock purchased from us prior to our IPO. Each of our independent directors, Mr. Shah, Ms. Coye and Mr. Shklovsky, holds 40,000 shares of Class B common stock transferred to him or her by our sponsor prior to our IPO at the original purchase price. On the first day following the completion of our business combination, the Class B founder shares will automatically convert into a number of shares of our Class A common stock equal to 15% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of our IPO, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B founder shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination, (y) any shares of Class A common stock issuable upon conversion of the Class K founder shares and (z) any private placement shares. If calculated based on the public shares outstanding as of immediately after our IPO the shares of Class B common stock would be convertible (on the first day following the completion of our business combination) into an aggregate of 6,088,235 shares of Class A common stock, of which 5,796,999 would be held by our sponsor and 48,706 would be held by each of our initial independent directors.

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

(5)

Citadel Advisors LLC is the portfolio manager for Citadel Multi-Strategy Equities Master Fund Ltd. Citadel Advisors Holdings LP is the sole member of Citadel Advisors LLC. Citadel GP LLC is the general partner of Citadel Advisors Holdings LP. Kenneth Griffin is the President and Chief Executive Officer of, and owns a controlling interest in, Citadel GP LLC. The address of these beneficial owners is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131. Information with respect to these beneficial holders is based solely on a Schedule 13G/A filed by them on February 14, 2023.

(6)

Jane Street Capital, LLC and Jane Street Global Trading, LLC are subsidiaries of Jane Street Group, LLC. The address of each beneficial owner is 250 Vesey Street, 6th Floor, New York, NY 10281. Information with respect to these beneficial owners is based solely on a Schedule 13G filed by them on February 14, 2023.

(7)

Sculptor Capital LP and Sculptor Capital II LP serve as the principal investment managers to the private funds and discretionary accounts in which the common stock is held, and thus may be deemed beneficial owners of the common stock in the accounts managed by Sculptor Capital LP and Sculptor Capital II LP. Sculptor Capital II LP is wholly owned by Sculptor Capital LP. Sculptor Capital Holding II LLC serves as the general partner of Sculptor Capital II LP and is wholly owned by Sculptor Capital LP. Sculptor Capital Holding Corporation serves as the general partner of Sculptor Capital LP. As such, Sculptor Capital Holding Corporation and Sculptor Capital Holding II LLC may be deemed to control Sculptor Capital LP as well as Sculptor Capital II LP and, therefore, may be deemed to be the beneficial owners of the common stock. Sculptor Capital Management, Inc. is the sole shareholder of Sculptor Capital Holding Corporation, and may be deemed a beneficial owner of the common stock. The address of these beneficial holders is 9 West 57th Street, New York, NY 10019. Information with respect to these beneficial holders is based solely on a Schedule 13G/A filed by them on February 14, 2023.

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

The following is a summary of the fees of BDO USA, LLP (“BDO”) and Marcum, LLP (“Marcum”) for services rendered billed to the Company for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021:

Audit Fees. Audit fees consist of fees for professional services that were billed and expected to be billed for the audit of our year-end financial statements and services that are normally provided by Marcum and BDO in connection with regulatory filings. The aggregate fees of Marcum and BDO for professional services billed and expected to be billed for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021 were $124,000 and $261,269. Out of the total $261,269 billed and expected to be billed audit fees, the aggregate fees of Marcum and BDO related to audit services in connection with our IPO totaled $46,654. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed and expected to be billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021, we did not have any audit-related fees.

Tax Fees. The fees related to tax services, planning or advice that was billed and expected to be billed for the year ended December 31, 2022 and during the period from January 15, 2021 (inception) to December 31, 2021 were $17,435 and $16,524.

All Other Fees. We did not have any other services for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021.

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

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-23 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement, dated March 3, 2021, among the Company and Goldman Sachs & Co. LLC, as representative of the several underwriters	8-K	001-40131	1.1	3/9/21

3.1	Second Amended and Restated Certificate of Incorporation, dated March 4, 2021	8-K	001-40131	3.1	3/9/21

3.3	Bylaws	S-1	333-253096	3.3	2/12/21

4.1	Specimen Class A Common Stock Certificate	S-1	333-253096	4.1	2/12/21

4.2	Description of Capital Stock.	10-K	001-40131	4.2	4/1/22

10.1	Investment Management Trust Agreement, dated March 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee	8-K	001-40131	10.1	3/9/21

10.2	Private Placement Shares Agreement, dated March 3, 2021, between the Company and the Sponsor	8-K	001-40131	10.2	3/9/21

10.3	Registration Rights Agreement, dated March 3, 2021, among the Company and certain security holders named therein	8-K	001-40131	10.3	3/9/21

10.4	Forward Purchase Agreement, dated March 3, 2021, among the Company and the Sponsor	8-K	001-40131	10.4	3/9/21

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.5	Letter Agreement, dated March 3, 2021, among the Company, the Sponsor, Vinod Khosla, Samir Kaul, Peter Buckland, Jagdeep Singh, Derek Anthony West, Rajiv Shah, Molly Coye, Mario Schlosser and Dmitri Shklovsky	8-K	001-40131	10.5	3/9/21

10.6	Form of Indemnity Agreement, dated March 3, 2021, between the Company and each of its officers and directors	8-K	001-40131	10.6	3/9/21

10.7	Voting Agreement, dated as of March 26, 2021	8-K	001-40131	10.1	3/26/21

10.8	Promissory Note, dated as of January 19, 2021, issued to the sponsor	S-1	333-253096	10.5	2/12/21

10.9	Securities Subscription Agreement, dated January 22, 2021, between the Registrant and the sponsor	S-1	333-253096	10.6	2/12/21

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO.

Date: March 31, 2023	By:	/s/ Samir Kaul
Samir Kaul
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samir Kaul	Chief Executive Officer, President and Director	March 31, 2023
Samir Kaul	(Principal Executive Officer)

/s/ Peter Buckland	Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023
Peter Buckland

/s/ Rajiv J. Shah	Director	March 31, 2023
Rajiv J. Shah

/s/ Molly Coye	Director	March 31, 2023
Molly Coye

/s/ Mario Schlosser	Director	March 31, 2023
Mario Schlosser

/s/ Dmitri Shklovsky	Director	March 31, 2023
Dimitri Shklovsky

KHOSLA VENTURES ACQUISITION CO.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (BDO USA, LLP, McLean, Virginia, PCAOB ID #243)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and the period from January 15, 2021 (Inception) through December 31, 2021	F-4
Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the year ended December 31, 2022 and the period from January 15, 2021 (Inception) through December 31, 2021
F-5
Statements of Cash Flows for the year ended December 31, 2022 and the period from January 15, 2021 (Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7-F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Khosla Ventures Acquisition Co.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Khosla Ventures Acquisition Co. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in common stock subject to possible redemption and stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit
s
. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

McLean, Virginia

March 31, 2023

KHOSLA VENTURES ACQUISITION CO.
BALANCE SHEETS

	DECEMBER 31, 2022	DECEMBER 31, 2021
ASSETS
Cash	$—	$202,245
Prepaid expenses	113,285	663,974

Total current assets	113,285	866,219
Marketable securities held in Trust Account	350,073,997	345,017,029
Other non-current assets	—	112,785

Total Assets	$350,187,282	$345,996,033

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,932	$189,136
Due to related party	1,158,549	600
Income tax payable	645,963	—
Franchise tax payable	394,071	200,000
Legal fee accrual	3,415,713	2,818,315
Accrued expenses	998,599	997,152

Total current liabilities	6,672,827	4,205,203
Deferred underwriting fees payable	1,207,500	12,075,000
Class K Founder Shares derivative liabilities	—	150,000

Total liabilities	7,880,327	16,430,203

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.15 and $10.00 per share at December 31, 2022 and 2021, respectively	350,073,997	345,017,029
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 990,000 issued or outstanding (excluding 34,500,000 shares subject to possible redemption) at December 31, 2022 and 2021, respectively	99	99
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,767,641)	(15,451,798)

Total stockholders’ deficit	(7,767,042)	(15,451,199)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$350,187,282	$345,996,033

The

accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO.
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2022	For The Period From January 15, 2021 (Inception) Through December 31, 2021
Formation costs	$—	$30,000
Incomplete Valo Health business combination expenses	—	3,986,443
General and administrative expenses	2,050,380	1,349,496
Franchise tax expenses	200,000	200,000

Loss from operations	(2,250,380)	(5,565,939)
Financing expenses on derivative classified instrument	—	(12,137,500)
Change in fair value of derivative liabilities	150,000	12,000,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	5,056,968	17,029

Income (loss) before income tax expense	2,956,588	(5,686,410)

Income tax expenses	1,082,963	—

Net income (loss)	$1,873,625	$(5,686,410)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	34,500,000	29,388,889
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.07	$(0.16)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	990,000	843,333
Basic and diluted net income (loss) per share, Class A non-redeemable common stock	$(0.08)	$(0.16)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$(0.08)	$(0.15)
The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO.
STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND
STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 1, 2022	34,500,000	$345,017,029	990,000	$99	5,000,000	$500	$—	$(15,451,798)	$(15,451,199)
Deferred underwriting fees waiver	—	—	—	—	—	—	—	10,867,500	10,867,500
Accretion of Class A common stock common stock to redemption value	—	5,056,968	—	—	—	—	—	(5,056,968)	(5,056,968)
Net income	—	—	—	—	—	—	—	1,873,625	1,873,625

Balance as of December 31, 2022	34,500,000	$350,073,997	990,000	$99	5,000,000	$500	$—	$(7,767,641)	$(7,767,042)

FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 15, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $19,660,260 issuance costs	34,500,000	325,339,740	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	990,000	99	—	—	9,899,901	—	9,900,000
Accretion of Class A Common Stock common stock to redemption value	—	19,677,289	—	—	—	—	(9,911,901)	(9,765,388)	(19,677,289)
Net loss	—	—	—	—	—	—	—	(5,686,410)	(5,686,410)

Balance as of December 31, 2021	34,500,000	$345,017,029	990,000	$99	5,000,000	$500	$—	$(15,451,798)	$(15,451,199)

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO.
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2022	For The Period From January 15, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$1,873,625	$(5,686,410)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Finance expense on derivative classified instrument	—	12,137,500
Dividends and interest, held in Trust Account	—	(17,029)
Change in fair value of derivative liabilities	(150,000)	(12,000,000)
Changes in operating assets and liabilities:
Prepaid expenses and other non-current assets	663,474	(776,759)
Accounts payable and accrued expenses (including franchise and income tax payable)	1,309,675	4,204,603

Net cash provided by (used in) operating activities	3,696,774	(2,138,095)

Cash Flows from Investing Activities
Investment of marketable securities held in Trust Account	(5,056,968)	(345,000,000)

Net cash used in investing activities	(5,056,968)	(345,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B and Class K common stock to Sponsor	—	25,000
Advances from related party	1,157,949	600
Proceeds from sale of Class A common stock, net of transaction costs	—	337,414,740
Proceeds from sale of Private Placement Shares	—	9,900,000

Net cash provided by financing activities	1,157,949	347,340,340

Net increase (decrease) in cash	(202,245)	202,245
Cash - beginning of period	202,245	—

Cash - end of period	$—	$202,245

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$437,000	$—
Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock to redemption value	$5,056,968	$19,677,289
Deferred underwriting fees payable	$—	$12,075,000
Waiver of deferred underwriting fees payable	$10,867,500	$—
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
As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the initial public offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on March 8, 2021, and the full exercise of the underwriters’ overallotment option on March 8, 2021, an amount of $345,000,000 ($10.00 per Public Share) of the proceeds from the IPO, including $12,075,000 of the underwriting fees payable was placed in a U.S.-based Trust Account at Goldman Sachs, maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (“Trust Account”). Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the IPO, including proceeds from the sale of Private Placement Shares and forward purchase shares, which are held in the Trust Account will not be released until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 27 months from the closing of the IPO or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 27 months from the closing of the IPO, subject to applicable law.
On February 10, 2023, the Company entered into a
non-binding
letter of intent for a potential initial business combination with another company, as a result of which the date by which the Company must complete a business combination was extended to June 8, 2023. If the Company is unable to complete the potential initial business combination by June 8, 2023 (27 months from the closing of the IPO) (the “Combination Period”), and the stockholders have not amended the certificate of incorporation to extend such period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial business combination must be with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting fees payable and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial business combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the IPO, management has agreed that an amount equal to at least $
10.00
per Public Share sold in the IPO, including the proceeds from the sale of the private placement shares and the sale of forward purchase shares, will be held in the Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.
The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting fees payable the Company will pay to the underwriters. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business

Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the IPO (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this IPO (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the IPO, without the prior consent of the Company.
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
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law
.
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
Going Concern and Liquidity
As of December
 31, 2022, the Company had $
0
in its operating bank account, $
350,073,997
 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $
6,559,542
. For the year ended December 31, 2022, $
5,056,968
 of the amount on deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account. For the period from January 15, 2021 (inception) through December 31, 2021, $
17,029
of the amount on the deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.
If the Compan
y is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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
The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common stock to be adversely affected.

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Emergin
g Growt
h Compan
y
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
Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
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

Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity”.
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, as of December 31, 2022 and 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
capital, or in the absence of
additional paid-in
capital, in accumulated deficit. For the year ended December 31, 2022 and the period from January 15, 2021 (inception) through December 31, 2021, the Company recorded an accretion of $5,056,968 and $19,677,289, respectively, of which $0 and $9,911,901 was re corded
in additional
paid-in
capital and $5,056,968 and $9,765,388 was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage. As of December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
income (loss) per share.
The Company’s statements of operations include a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class
method of earnings per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC
Topic 480-10-S99-3A,
the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income (loss) per common stock. As of December 31, 2021 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.
A reconciliation of net loss per common stock is as follows:

	For The Year Ended December 31, 2022	For The Period From January 15, 2021 (Inception) Through December 31, 2021
Net income (loss)	$1,873,625	$(5,686,410)
Accretion of temporary equity in excess of fair value	(5,056,968)	(17,029)

Net income (loss) including accretion of temporary equity in excess of fair value	$(3,183,343)	$(5,703,439)

	For The Year Ended December 31, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(2,712,406)	$(77,834)	$(393,102)
Deemed dividend for accretion of temporary equity in excess of fair value	5,056,968	—	—

Allocation of net income (loss) and deemed dividend	$2,344,562	$(77,834)	$(393,102)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.07	$(0.08)	$(0.08)

	For The Period From January 15, 2021 (Inception) Through December 31, 2021
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(4,827,924)	$(138,540)	$(736,975)
Deemed dividend for accretion of temporary equity in excess of fair value	17,029	—	—

Allocation of net loss and deemed dividend	$(4,810,895)	$(138,540)	$(736,975)

Denominator
Weighted average shares outstanding, basic and diluted	29,388,889	843,333	5,000,000
Basic and diluted net loss per share	$(0.16)	$(0.16)	$(0.15)

Recent Accounting
Pronou
ncements
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
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. For the year ended December 31, 2022 and the period from January 15, 2021 (inception) through December 31, 2021, the related party paid $1,157,949 and $600 of operating costs on behalf of the Company, respectively. As of December 31, 2022 and 2021, the amount due to the related party was $1,158,549 and $600, respectively.
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
On September 21, 2022, the Company received an executed deferred underwriting fees waiver letter from Goldman Sachs & Co. LLC, informing the Company of its decision to waive any entitlement it may have to its deferred underwriting fees payable held in the Trust Account in respect of any Business Combination. The waiver does not cover deferred underwriting fees payable to Piper Sandler & Co. (representing 10% of the total deferred underwriting fees payable). The waiver is recorded in the Company’s statements of changes in common stock subject to possible redemption and stockholder’s deficit against accumulated deficit.
Note 6—Stockholders’ Deficit
Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 990,000 shares of Class A common stock issued or outstanding, excluding 34,500,000 shares of common stock subject to possible redemption.
Class B common stock—The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021 there were 5,000,000 shares of Class B common stock issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$350,073,997	$—	$—	$350,073,997
Liabilities:
Class K Founder Shares derivative liabilities	$—	$—	$—	$—

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$345,017,029	$—	$—	$345,017,029
Liabilities:
Class K Founder Shares derivative liabilities	$—	$—	$150,000	$150,000
Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as a liability in accordance with ASC Topic 815 and presented as a derivative liability on the accompanying December 31, 2022 and 2021 balance sheets. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The key inputs into the Monte-Carlo simulation for the Class K Founder Shares derivative liabilities were as follows as of December 31, 2022:

Input	December 31, 2022
Risk-free interest rate	3.90%
Term to business combination	0.6 years
Expected volatility	de minimis
Stock price	$9.98
Dividend yield	0.00%
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows as of December 31, 2021:

Input	December 31, 2021
Risk-free interest rate	1.54%
Term to business combination	0.5 years
Expected volatility	10.50%
Stock price	$9.70
Dividend yield	0.00%
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, as of December 31, 2022:

	Class K Founder Shares Derivative Liabilities	Total
Fair value at January 1, 2022	$150,000	$150,000
Change in fair value	(150,000)	(150,000)

Fair value as of December 31, 2022	$—	$—

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

There were no transfers to
and from Levels 1, 2, and 3 for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021.
Note 8—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up
costs and are not currently deductible.
The income tax provision (benefit) for the year ended December 31, 2022 consists of the following:

Current
Federal	$1,082,963
State	—
Deferred
Federal	(430,580)
State	—
Valuation allowance	430,580

Income tax provision	$1,082,963

The income tax provision (benefit) for the period from January 15, 2021 (inception) to December 31, 2021 consists of the following:

Current
Federal	$—
State	—
Deferred
Federal	(1,165,271)
State	—
Valuation allowance	1,165,271

Income tax provision	$—

The Company’s net deferred tax assets as of December 31, 2022 are as follows:

Deferred tax assets
Organization costs	$1,557,427
Net operating loss carryforward	—

Total deferred tax assets	1,557,427
Valuation allowance	(1,557,427)

Deferred tax assets, net of allowance	$—

The Company’s net deferred tax assets as of December 31, 2021 are as follows:

Deferred tax assets
Organization costs	$1,126,847
Net operating loss carryforward	38,424

Total deferred tax assets	1,165,271
Valuation allowance	(1,165,271)

Deferred tax assets, net of allowance	$—

As of December 31, 2022 and 2021, the Company had no and $182,971 of U.S. federal net operating loss carryovers available to offset future taxable income
, respectively.
 The federal net operating losses can be carried forward indefinitely.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 15, 2021 (inception) to December 31, 2021, the change of valuation allowance was
$430,580
and
$1,165,271
, respectively.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the year ended December 31, 2022 is as follows:

Statutory federal income tax rate	21.00%
Change in fair value of derivative liabilities	1.07%
Non-deductible transaction costs	0%
Change in valuation allowance	14.56%

Effective Tax Rate	36.63%

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the period from January 15, 2021 (inception) to December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
Change in fair value of derivative liabilities	44.31%
Non-deductible transaction costs	(44.82)%
Change in valuation allowance	(20.49)%

Effective Tax Rate	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits as of
 D
ecember 31, 2022 nor as of 2021
. No
amounts were accrued for the payment of interest and penalties as of
December 31, 2022 nor as of 2021
. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 9—Subsequent events
On
February 10, 2023, the Company entered into
a non-binding letter
of intent for a potential initial business combination with another company, as a result of which, the date by which the Company must complete a business combination is now extended to June 8, 2023.