Form 10-K/A
period 2022-12-31
Khosla Ventures Acquisition Co.
filed 2023-05-12
CIK 1841873

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
of the Exchange Act).    YES  ☒    NO  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the closing prices of the registrant’s Class A common stock was $9.75. The aggregate market value of shares of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the shares on June 30, 2022, as reported on the Nasdaq Capital Market was $346,027,500. There is not a public market for the registrant’s Class B common stock, par value $0.0001 per share, and Class K common stock, par value $0.0001 per share, and therefore the aggregate market value of such shares cannot be calculated.
As of March 31, 2023, 35,490,000 shares of Class A common stock, 5,000,000 shares of Class B common stock and 5,000,000 shares of Class K common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Auditor Firm PCAOB ID:	#243
Auditor Name:	BDO USA, LLP
Auditor Location:	McLean, Virginia

Table of Contents
EXPLANATORY NOTE
This Amendment No. 1 to Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
of Khosla Ventures Acquisition Co., a Delaware corporation (the “Company”) for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”) for the sole purpose of revising Item 9A. Controls and Procedures to supplement the disclosure relating to the Evaluation of Disclosure Controls and Procedures, to include the previously omitted Management’s Report on Internal Control Over Financial Reporting and to revise Exhibits 31.1 and 31.2 to include certain wording required by 601(b)(31) of Regulation
S-K
which was inadvertently omitted by the Company in the Original Filing. Such revised Exhibits have been included in this Amendment as Exhibits 31.3 and 31.4. Because no financial statements are included with this Amendment, paragraph 3 of the certifications in Exhibits 31.3 and 31.4 has been omitted.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No other changes have been made to the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not otherwise modify or update in any way the disclosures made in the Original Filing.

Part II

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock, the Class K founder shares, and cash flow statement presentation. Because the Class A common stock issued in the Company’s initial public offering (the “IPO”) can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. Management also concluded that it incorrectly accounted for the Class K founder shares as permanent equity versus derivative liabilities. Management also concluded that it incorrectly presented the gain on marketable securities (net), dividends and interest, held in the Trust Account as operating activities in cash flow statement versus investing activities.

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Following identification of the material weaknesses and prior to filing the Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2022. Based on these procedures, management believes that our financial statements included in this Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our principal executive officer and principal financial and accounting officer have certified that, based on their knowledge, the financial statements, and other financial information included in the Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Form 10-K.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our internal control over financial reporting was not effective due to the material weaknesses described above.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Attestation report of the registered public accounting firm

This Amendment No. 1 to Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

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

(a)(1) Financial Statements.

The financial statements required by Item 15(a) were filed as part of the Original Filing on pages F-1 through F-23 in the Original Filing.

(a)(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed or furnished, or incorporated by reference into, as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement, dated March 3, 2021, among the Company and Goldman Sachs & Co. LLC, as representative of the several underwriters	8-K	001-40131	1.1	3/9/21

3.1	Second Amended and Restated Certificate of Incorporation, dated March 4, 2021	8-K	001-40131	3.1	3/9/21

3.3	Bylaws	S-1	333-253096	3.3	2/12/21

4.1	Specimen Class A Common Stock Certificate	S-1	333-253096	4.1	2/12/21

4.2	Description of Capital Stock	10-K	001-40131	4.2	4/1/22

10.1	Investment Management Trust Agreement, dated March 3, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee	8-K	001-40131	10.1	3/9/21

10.2	Private Placement Shares Agreement, dated March 3, 2021, between the Company and the Sponsor	8-K	001-40131	10.2	3/9/21

10.3	Registration Rights Agreement, dated March 3, 2021, among the Company and certain security holders named therein	8-K	001-40131	10.3	3/9/21

10.4	Forward Purchase Agreement, dated March 3, 2021, among the Company and the Sponsor	8-K	001-40131	10.4	3/9/21

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.5#	Letter Agreement, dated March 3, 2021, among the Company, the Sponsor, Vinod Khosla, Samir Kaul, Peter Buckland, Jagdeep Singh, Derek Anthony West, Rajiv Shah, Molly Coye, Mario Schlosser and Dmitri Shklovsky	8-K	001-40131	10.5	3/9/21

10.6#	Form of Indemnity Agreement, dated March 3, 2021, between the Company and each of its officers and directors	8-K	001-40131	10.6	3/9/21

10.7	Voting Agreement, dated as of March 26, 2021	8-K	001-40131	10.1	3/26/21

10.8	Promissory Note, dated as of January 19, 2021, issued to the sponsor	S-1	333-253096	10.5	2/12/21

10.9	Securities Subscription Agreement, dated January 22, 2021, between the Registrant and the sponsor	S-1	333-253096	10.6	2/12/21

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	10-K	001-40131	31.1	3/31/2023

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	10-K	001-40131	31.2	3/31/2023

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	10-K	001-40131	32.1	3/31/2023

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	10-K	001-40131	32.2	3/31/2023

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO.

Date: May 12, 2023	By:	/s/ Samir Kaul
Samir Kaul
Chief Executive Officer and President

Date: May 12, 2023	By:	/s/ Peter Buckland
Peter Buckland
Chief Financial Officer