Form 10-Q
period 2023-03-31
Khosla Ventures Acquisition Co.
filed 2023-05-15
CIK 1841873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 15, 2023, 35,490,000 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KHOSLA
VEN
TURES ACQUISITION CO.
CONDENSED BALANCE SHEETS

	MARCH 31, 2023 (Unaudited)	DECEMBER 31, 2022
ASSETS
Current assets:
Prepaid expenses	$176,818	$113,285

Total current assets	176,818	113,285
Marketable securities held in Trust Account	353,817,043	350,073,997

Total Assets	$353,993,861	$350,187,282

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,847,268	$59,932
Due to related party	1,575,416	1,158,549
Income tax payable	1,421,503	645,963
Franchise tax payable	444,071	394,071
Legal fee accrual	2,026,922	3,415,713
Accrued expenses	18,903	998,599

Total current liabilities	8,334,083	6,672,827
Deferred underwriting fees payable	1,207,500	1,207,500

Total liabilities	9,541,583	7,880,327

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value at March 31, 2023 and December 31, 2022, respectively	353,817,043	350,073,997
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 990,000 issued or outstanding (excluding 34,500,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	99	99
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	500	500
Additional paid-in capital	—	—
Accumulated deficit	(9,365,364)	(7,767,641)

Total stockholders’ deficit	(9,364,765)	(7,767,042)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$353,993,861	$350,187,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THREE MONTHS ENDED MARCH 31, 2023	FOR THREE MONTHS ENDED MARCH 31, 2022
General and administrative expenses	$772,183	$371,195
Franchise tax expenses	50,000	50,000

Loss from operations	(822,183)	(421,195)
Change in fair value of derivative liabilities	—	150,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	3,743,046	28,158

Income (loss) before income tax expense	$2,920,863	$(243,037)

Income tax expenses	775,540	—

Net income (loss)	$2,145,323	$(243,037)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	34,500,000	34,500,000
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.07	$(0.01)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	990,000	990,000
Basic and diluted net income (loss) per share, Class A non-redeemable common stock	$(0.04)	$(0.01)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$(0.04)	$(0.01)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND
STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 1, 2023	34,500,000	$350,073,997	990,000	$99	5,000,000	$500	$—	$(7,767,641)	$(7,767,042)
Accretion of Class A common stock to redemption value	—	3,743,046	—	—	—	—	—	(3,743,046)	(3,743,046)
Net income	—	—	—	—	—	—	—	2,145,323	2,145,323

Balance as of March 31, 2023 (unaudited)	34,500,000	$353,817,043	990,000	$99	5,000,000	$500	$—	$(9,365,364)	$(9,364,765)

FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 1, 2022	34,500,000	$345,017,029	990,000	$99	5,000,000	$500	$—	$(15,451,798)	$(15,451,199)
Accretion of Class A common stock to redemption value	—	28,158	—	—	—	—	—	(28,158)	(28,158)
Net loss	—	—	—	—	—	—	—	(243,037)	(243,037)

Balance as of March 31, 2022 (unaudited)	34,500,000	$345,045,187	990,000	$99	5,000,000	$500	$—	$(15,722,993)	$(15,722,394)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THREE MONTHS ENDED MARCH 31, 2023	FOR THREE MONTHS ENDED MARCH 31, 2022
Cash Flows from Operating Activities
Net income (loss)	$2,145,323	$(243,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends and interest, held in Trust Account	—	(28,158)
Change in fair value of derivative liabilities	—	(150,000)
Changes in operating assets and liabilities:
Prepaid expenses	(63,533)	119,028
Accounts payable and accrued expenses (including franchise and income tax payable)	1,244,389	44,523

Net cash provided by (used in) operating activities	3,326,179	(257,644)

Cash Flows from Investing Activities
Investment in marketable securities held in Trust Account	(3,743,046)	—

Net cash used in investing activities	(3,743,046)	—

Cash Flows from Financing Activities
Advances from related party	416,867	78,067

Net cash provided by financing activities	416,867	78,067

Net decrease in cash	—	(179,577)
Cash - beginning of period	—	202,245

Cash - end of period	$—	$22,668

Supplemental disclosure of noncash investing and financing activities
Accretion of Class A common stock to redemption value	$3,743,046	$28,158
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
As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, its initial public offering (the “IPO”), and the Company’s search for a target to consummate a Business Combination, which are all described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from its initial public offering. The Company has selected December 31 as its fiscal year end.
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

Going Concern and Liquidity
As of March 31, 2023, the Company had $0 in its operating bank account, $176,818 in prepaid expenses, and $353,817,043 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $8,157,265. For the three months ended March 31, 2023, $3,743,046 of the amount on deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.
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
Risks and Uncertainties
Global economic conditions have been worsening, with disruptions to , and volatility in, the credit and financial markets and rising inflation and interest rate in the U.S. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or our liquidity could otherwise be impacted. Management continues to evaluate the impact related to rising interest rates and current market condition and has concluded while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The interim results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of March 31, 2023 or December 31, 2022.
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
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, as of March 31, 2023 and December 31, 2022, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic
480-10-S99
“Distinguishing Liabilities from Equity”. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 8, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. For the three months ended March 31, 2023, the Company recorded an accretion of $3,743,046, which was recorded in accumulated deficit. For the three months ended March 31, 2022, the Company recorded an accretion of $28,158, which was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.
Class K common stock will convert into Class A common stock after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $30.00, $40.00 and $50.00 per share following the first anniversary of the closing of the initial Business Combination and also upon specified strategic transactions. The Company has not considered the effect of the Class K common stock in the calculation of diluted net income (loss) per share since the conversion of Class K common stock into Class A common stock is contingent upon the occurrence of future events.
Class B Founder Shares and Private Placement Shares are included in the calculation of non-redeemable
net loss per share.
The Company’s statements of operations include a presentation of loss per share for shares of common stock subject to possible redemption in a manner similar to the two-class
method of loss per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income (loss) per common stock. As of March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic loss per share for the periods presented.
A reconciliation of net income (loss) per common stock is as follows:

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Net income (loss)	$2,145,323	$(243,037)

Accretion of temporary equity in excess of fair value	(3,743,046)	(28,158)

Net loss including accretion of temporary equity in excess of fair value	$(1,597,723)	$(271,195)

	For The Three Months Ended March 31, 2023
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(1,361,359)	$(39,065)	$(197,298)
Deemed dividend for accretion of temporary equity in excess of fair value	3,743,046	—	—

Allocation of net income (loss) and deemed dividend	$2,381,687	$(39,065)	$(197,298)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.07	$(0.04)	$(0.04)

	For The Three Months Ended March 31, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(231,075)	$(6,631)	$(33,489)
Deemed dividend for accretion of temporary equity in excess of fair value	28,158	—	—

Allocation of net loss and deemed dividend	$(202,917)	$(6,631)	$(33,489)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3—Related Party Transactions
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on b eha
lf of the Company. These advances are due on demand and
non-interest
bearing. During the three months ended March 31, 2023 and 2022, the related party paid $416,867 and $78,667 of operating costs on behalf of the Company, respectively. As of March 31, 2023 and December 31, 2022, the amount due to the related party was $1,575,416 and $1,158,549, respectively.
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
option as defined under ASC Topic
815-40
“Derivatives and Hedging”. The Class K Founder Shares are recorded as liabilities as these shares are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.
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
agreement) may

purchase less than 2,500,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480, and ASC Topic 815 to conclude whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.
Note 4 - Commitments & Contingencies
Registration Rights
The holders of the Founder Shares and Private Placement Shares are entitled to registration rights pursuant to the registration agreement signed prior to the consu mmat
ion of the IPO. The holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statements to become effective until termination of the applicable lock-up
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
Note 5 - Stockholders’ Deficit
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 990,000 shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of common stock subject to possible redemption.
Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022 there were 5,000,000 shares of Class B common stock issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 6 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$353,817,043	$—	$—	$353,817,043
Liabilities:
Class K Founder Shares derivative liabilities	$—	$—	$—	$—
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
Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as liabilities in accordance with ASC Topic 815 and presented as derivative liabilities on the accompanying March 31, 2023 and December 31, 2022 balance sheets. The derivative liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liabilities is determined by taking the average of all present values.
The Company and its valuation advisor evaluated the Class K Founder Shares as of March 31, 2023 and concluded that the liabilities related to the Class K Founder Shares is zero
.
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows as of March 31, 2023.

Input	March 31, 2023
Risk-free interest rate	3.50%
Term to business combination	0.5 years
Expected volatility	de minimis
Stock price	$10.14
Dividend yield	0.00%
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows as of December 31, 2022.

Input	December 31, 2022
Risk-free interest rate	3.90%
Term to business combination	0.6 years
Expected volatility	de minimis
Stock price	$9.98
Dividend yield	0.00%

As of March 31, 2023, the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, remains $0.
In addition, there were no transfers to and from Levels 1, 2, and 3 for the three months ended March 31, 2023.
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, as of March 31, 2022:

Class K Founder Shares Derivative Liabilities
Fair value at January 1, 2022	$150,000
Change in fair value	(150,000)

Fair value as of March 31, 2022	$—

There were no transfers to and from Levels 1, 2, and 3 for the three months ended March 31, 2022.
Note 7—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up
costs and are not currently deductible.
The Company recorded an income tax provision of $775,540 and $0 for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate were 26.55% and 0% for the three months ended March 31, 2023 and 2022, respectively. The 26.55% effective income tax rate differs from the federal statutory rate of 21% as a result of the movement of the valuation allowance against our U.S. state and federal net deferred tax assets. As of March 31, 2023 and December 31, 2022, the Company had $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $1,719,585 and $1,247,809 as of March 31, 2023, and
March
 31, 2022, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations (other than searching for a Business Combination after our IPO) nor generated any revenues to date. Our only activities from January 15, 2021 (inception) through March 31, 2023 were organizational activities and those necessary to prepare for the IPO and the proposed initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a loss from operations of $822,183 which consisted of $772,183 of general and administrative expenses and $50,000 in franchise tax expense. Of the $772,183 of general and administrative expenses, $181,235 related to the amortization of Directors’ and Officers’ liability insurance, $420,206 related to legal expense and $170,742 related to other professional services. We also recorded a $3,743,046 gain on marketable securities (net), dividends and interest, held in the Trust Account and $775,540 in income tax expense, resulting in net income of $2,145,323.

For the three months ended March 31, 2022, we had a loss from operations of $421,195, which consisted of $371,195 of general and administrative expenses and $50,000 in franchise tax expense. We also recorded a $150,000 gain related to the change in fair value of derivative liabilities and a $28,158 gains on marketable securities (net), dividends and interest, held in the Trust Account, resulting in a net loss of $243,037.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $0 in its operating bank account, $176,818 in prepaid expenses, $353,817,043 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $8,157,265. As of March 31, 2023, $3,743,046 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.

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

On March 3, 2021, we entered into a forward-purchase agreement pursuant to which the sponsor (together with any permitted transferees under the forward-purchase agreement, the “Khosla Entities”) has agreed to purchase an aggregate of up to 2,500,000 forward-purchase shares for $10.00 per share, or an aggregate maximum amount of $25,000,000, in a private placement that will close simultaneously with the closing of the initial Business Combination. The Khosla Entities will purchase a number of forward-purchase shares that will result in gross proceeds to us necessary to enable us to consummate our initial Business Combination and pay related fees and expenses, after first applying amounts available to us from the Trust Account (after paying the underwriting fees payable and giving effect to any redemptions of Public Shares) and any other financing source obtained by us for such purpose at or prior to the consummation of our initial Business Combination, plus any additional amounts mutually agreed by us and the Khosla Entities to be retained by the post-Business Combination company for working capital or other purposes. The Khosla Entities’ obligation to purchase forward-purchase shares will, among other things, be conditioned on the Business Combination (including the target assets or business, and the terms of the Business Combination) being reasonably acceptable to the Khosla Entities and on a requirement that such initial Business Combination is approved by a unanimous vote of our board of directors. In determining whether a target is reasonably acceptable to the Khosla Entities, we expect that the Khosla Entities would consider many of the same criteria as we will consider but will also consider whether the investment is an appropriate investment for the Khosla Entities.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock, the Class K founder shares, and cash flow statement presentation. Because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. Management also concluded that it incorrectly accounted for the Class K founder shares as permanent equity versus a derivative liabilities. Management also concluded that it incorrectly presented the gain on marketable securities (net), dividends and interest, held in the Trust Account as operating activities in cash flow statement versus investing activities.

To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to provide enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Following identification of the material weaknesses and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures for the period covered by this report. Based on these procedures, management believes that our financial statements included in this report have been prepared in accordance with U.S. generally accepted accounting principles. Our principal executive officer and principal financial and accounting officer have certified that, based on their knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Changes in internal control over financial reporting

As of March 31, 2023, we are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than the changes described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three months ended March 31, 2023.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation, dated March 4, 2021	8-K	001-40131	3.1	3/9/21

3.3	Bylaws	S-1	333-253096	3.3	2/12/21

4.1	Specimen Class A Common Stock Certificate	S-1	333-253096	4.1	2/12/21

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO.

Date: May 15, 2023	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer