Form 10-Q
period 2023-06-30
Khosla Ventures Acquisition Co.
filed 2023-08-14
CIK 1841873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 14, 2023, 1,919,456 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KHOSLA VENTURES ACQUISITION CO.
CONDENSED BALANCE SHEETS

	JUNE 30, 2023 (Unaudited)	DECEMBER 31, 2022
ASSETS
Current assets:
Cash	$226,460	$—
Restricted cash	2,175,249	—
Prepaid expenses	326,014	113,285

Total current assets	2,727,723	113,285
Marketable securities held in Trust Account	9,877,547	350,073,997

Total Assets	$12,605,270	$350,187,282

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,003,557	$59,932
Professional legal fees payable	1,808,997	—
Due to related party	2,591,195	1,158,549
Accrued expenses	3,225	998,599
Income tax payable	762,188	645,963
Franchise tax payable	100,000	394,071
Legal fee accrual	2,256,472	3,415,713
Total current liabilities	8,525,634	6,672,827
Deferred underwriting fees payable	1,207,500	1,207,500

Total liabilities	9,733,134	7,880,327

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 929,456 and 34,500,000 shares at redemption value at June 30, 2023 and December 31, 2022, respectively	9,877,547	350,073,997
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 990,000 issued and outstanding (excluding 929,456 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	99	99
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,006,010)	(7,767,641)

Total stockholders’ deficit	(7,005,411)	(7,767,042)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$12,605,270	$350,187,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
General and administrative expenses	$425,210	$344,160	$1,197,393	$715,355
Franchise tax expenses	50,000	50,000	100,000	100,000

Loss from operations	(475,210)	(394,160)	(1,297,393)	(815,355)
Change in fair value of derivative liabilities	—	—	—	150,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	3,271,429	490,019	7,014,475	518,177
Income (loss) before income tax expense	2,796,219	95,859	5,717,082	(147,178)

Income tax expense	698,685	49,393	1,474,225	49,393

Net income (loss)	$2,097,534	$46,466	$4,242,857	$(196,571)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	27,490,766	34,500,000	30,976,020	34,500,000
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.08	$0.00	$0.15	$(0.00)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	990,000	990,000	990,000	990,000
Basic and diluted net loss per share, Class A non-redeemable common stock	$(0.04)	$(0.01)	$(0.07)	$(0.02)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.04)	$(0.01)	$(0.07)	$(0.02)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND
STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

	Common Stock Subject to Possible Redemption				Common Stock		Additional		Total
	Class A		Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	34,500,000	$350,073,997	990,000	$99	5,000,000	$500	$—	$(7,767,641)	$(7,767,042)
Accretion of Class A common stock to redemption value	—	3,743,046	—	—	—	—	—	(3,743,046)	(3,743,046)
Net income	—	—	—	—	—	—	—	2,145,323	2,145,323

Balance as of March 31, 2023 (unaudited)	34,500,000	$353,817,043	990,000	$99	5,000,000	$500	$—	$(9,365,364)	$(9,364,765)
Redemption of Class A common stock	(33,570,544)	(343,677,676)	—	—	—	—	—	—	—
Reduction to redemption value for estimated tax payment due from redemptions	—	(3,533,249)	—	—	—	—	—	3,533,249	3,533,249
Accretion of Class A common stock to redemption value	—	3,271,429	—	—	—	—	—	(3,271,429)	(3,271,429)
Net income	—	—	—	—	—	—	—	2,097,534	2,097,534

Balance as of June 30, 2023 (unaudited)	929,456	$9,877,547	990,000	$99	5,000,000	$500	$—	$(7,006,010)	$(7,005,411)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Common Stock Subject to Possible Redemption				Common Stock		Additional		Total
	Class A		Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	34,500,000	$345,017,029	990,000	$99	5,000,000	$500	$—	$(15,451,798)	$(15,451,199)
Accretion of Class A common stock to redemption value	—	28,158	—	—	—	—	—	(28,158)	(28,158)
Net loss	—	—	—	—	—	—	—	(243,037)	(243,037)

Balance as of March 31, 2022 (unaudited)	34,500,000	$345,045,187	990,000	$99	5,000,000	$500	$—	$(15,722,993)	$(15,722,394)
Accretion of Class A common stock to redemption value	—	490,019	—	—	—	—	—	(490,019)	(490,019)
Net income	—	—	—	—	—	—	—	46,466	46,466

Balance as of June 30, 2022 (unaudited)	34,500,000	$345,535,206	990,000	$99	5,000,000	$500	$—	$(16,166,546)	$(16,165,947)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
Cash Flows from Operating Activities
Net income (loss)	$4,242,857	$(196,571)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends and interest, held in Trust Account	—	(518,177)
Change in fair value of derivative liabilities	—	(150,000)
Changes in operating assets and liabilities:
Prepaid expenses	(212,729)	297,974
Accounts payable and accrued expenses (including franchise tax payable and income tax payable)	1,579,402	63,882
Professional legal fees payable	(1,159,241)	—

Net cash provided by (used in) operating activities	4,450,289	(502,892)

Cash Flows from Investing Activities
Investment of Marketable securities held in Trust Account	(7,014,475)	—
Trust Account withdrawal-redemption	343,677,676	—
Trust Account withdrawal-tax payment	3,533,249	—

Net cash provided by investing activities	340,196,450	—

Cash Flows from Financing Activities
Advances from related party	1,432,646	410,014
Redemption of Class A common stock	(343,677,676)	—

Net cash (used in) provided by financing activities	(342,245,030)	410,014

Net increase (decrease) in cash and restricted cash	2,401,709	(92,878)
Cash and restricted cash - beginning of period	—	202,245

Cash and restricted cash- end of period	$2,401,709	$109,367

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,358,000	$0
Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock to redemption value	$7,014,475	$518,177
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
As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, its initial public offering (the “IPO”), and the Company’s search for a target to consummate a Business Combination, which are all described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from its initial public offering.
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
per Public Share sold in the IPO, including the proceeds from the sale of the private placement shares and the sale of forward purchase shares, will be held in the Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of
18
0 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
On February 10, 2023, the Company entered into a
non-binding
letter of intent for a potential initial business combination with another company. On June 2, 2023, the Company determined it no longer intends to pursue a potential initial business combination with the counterparty to the letter of intent.
On June 6, 2023, a special meeting of stockholders was held, as a result of which the Company and Continental Stock Transfer & Trust Company entered into Amendment No. 1 (the IMTA Amendment”) to the Investment Management Trust Agreement, dated as of March 8, 2021 (the “IMTA”). The IMTA Amendment extended the date by which the Company must complete a business combination to December 8, 2023 from June 8, 2023. If the Company is unable to complete the potential initial business combination by December 8, 2023 (33 months from the closing of the IPO) (the “Combination Period”), and the stockholders have not amended the certificate of incorporation to extend such period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
On June 12, 2023, 33,570,544 shares of Class A common stock were exercised by stockholders for their right to redeem at approximately $10.237 per share. Accordingly, as of June 30, 2023, 929,456 shares of Class A common stock subject to possible redemption were outstanding.

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
The Initial Stockholders’ have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting fees payable held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $
10.00
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

Going Concern and Liquidity
As of June 30, 2023, the Company had $2,401,709 in its operating bank account, out of which $2,175,249 is classified as restricted cash for estimated income and franchise tax payments due to redemptions of the Class A common stock.
 The Company had a working capital deficit of $5,797,911. For the six months ended June 30, 2023, $7,014,475 of the amount on deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.
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
Risks and Uncertainties
Global economic conditions have been worsening, and volatility in, the credit and financial markets and rising inflation and interest rate in the U.S. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or our liquidity could otherwise be impacted. Management continues to evaluate the impact related to rising interest rates and current market condition and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The interim results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,401,709 total in cash but no cash equivalents as of June 30, 2023. Out of the total cash balance, $2,175,249 is classified as restricted cash as those funds were withdrawn from the Trust Account for estimated income and franchise tax payments. Withdrawals from the Trust Account are legally restricted for the redemption of common stock, payment of taxes, and payment of expenses in connection with liquidation. This restricted cash is not available to the Company for working capital purposes. The Company had no cash or cash equivalents as of December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed balance sheets that total to the amounts shown on the condensed statements of cash flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$226,460	$—
Restricted cash	—	—
Restricted cash for income and franchise tax payments	2,175,249	—
Total cash and cash equivalents and restricted cash	$2,401,709	$—

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
“Distinguishing Liabilities from Equity”. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 8, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. For the three and six months ended June 30, 2023, the Company recorded an accretion of $3,271,429 and $7,014,475, respectively, all of which was recorded in accumulated deficit. For the three and six months ended June 30, 2022, the Company recorded an accretion of $490,019 and $518,177, respectively, all of which was recorded in accumulated deficit.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income (loss) per common stock. As of June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic loss per share for the periods presented.
A reconciliation of net income (loss) per common stock is as follows:

	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
Net income (loss)	$4,242,857	$(196,571)
Accretion of temporary equity in excess of fair value	(7,014,475)	(518,177)

Net income (loss) including accretion of temporary equity in excess of fair value	$(2,771,618)	$(714,748)

	For The Six Months Ended June 30, 2023
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(2,322,503)	$(74,228)	$(374,887)
Deemed dividend for accretion of temporary equity in excess of fair value	7,014,475	—	—

Allocation of net income (loss) and deemed dividend	$4,691,972	$(74,228)	$(374,887)

Denominator
Weighted average shares outstanding, basic and diluted	30,976,020	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.15	$(0.07)	$(0.07)

	For The Six Months Ended June 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(609.010)	$(17,476)	$(88,262)
Deemed dividend for accretion of temporary equity in excess of fair value	518,177	—	—

Allocation of net loss and deemed dividend	$(90,833)	$(17,476)	$(88,262)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.02)

	For The Three Months Ended June 30, 2023	For The Three Months Ended June 30, 2022
Net income	$2,097,534	$46,466
Accretion of temporary equity in excess of fair value	(3,271,429)	(490,019)

Net loss including accretion of temporary equity in excess of fair value	$(1,173,895)	$(443,553)

	For The Three Months Ended June 30, 2023
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(963,875)	$(34,711)	$(175,309)
Deemed dividend for accretion of temporary equity in excess of fair value	3,271,429	—	—

Allocation of net income (loss) and deemed dividend	$2,307,554	$(34,711)	$(175,309)

Denominator
Weighted average shares outstanding, basic and diluted	27,490,766	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.08	$(0.04)	$(0.04)

	For The Three Months Ended June 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net loss per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(377,935)	$(10,845)	$(54,773)
Deemed dividend for accretion of temporary equity in excess of fair value	490,019	—	—

Allocation of net income (loss) and deemed dividend	$112,084	$(10,845)	$(54,773)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.00	$(0.01)	$(0.01)
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3—Related Party Transactions
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the six months ended June 30, 2023 and 2022, the related party paid $1,432,646 and $410,014 of operating costs on behalf of the Company, respectively. During the three months ended June 30, 2023 and 2022, the related party paid $1,015,779 and $331,946 of operating costs on behalf of the Company, respectively. As of June 30, 2023 and December 31, 2022, the amount due to the related party was $2,591,195 and $1,158,549, respectively.
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
Note 5 - Stockholders’ Deficit
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 990,000 shares of Class A common stock issued and outstanding, excluding 929,456 and 34,500,000 shares of common stock subject to possible redemption at June 30, 2023 and December 31, 2022, respectively.
Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022 there were 5,000,000 shares of Class B common stock issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

Note 6 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$9,877,547	$—	$—	$9,877,547
Liabilities:
Class K Founder Shares derivative liabilities	$—	$—	$—	$—
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
Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as liabilities in accordance with ASC Topic 815 and presented as derivative liabilities on the accompanying June 30, 2023 and December 31, 2022 balance sheets. The derivative liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liabilities is determined by taking the average of all present values.
The Company and its valuation advisor evaluated the Class K Founder Shares as of June 30, 2023 and concluded that the liabilities related to the Class K Founder Shares is zero.
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows as of June 30, 2023.

Input	June 30, 2023
Risk-free interest rate	3.82%
Term to business combination	0.5 years
Expected volatility	de minimis
Stock price	$10.36
Dividend yield	0.00%
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows as of December 31, 2022.

Input	December 31, 2022
Risk-free interest rate	3.90%
Term to business combination	0.6 years
Expected volatility	de minimis
Stock price	$9.98
Dividend yield	0.00%

As of June 30, 2023, the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, remains $0. In addition, there were no transfers to and from Levels 1, 2, and 3 for the three and six months ended June 30, 2023.
The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, as of June 30, 2022:

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
The Company recorded an income tax provision of $1,474,225 and $49,393 for the six months ended June 30, 2023 and 2022, respectively. The effective income tax rate were 25.79% and -33.56% for the six months ended June 30, 2023 and 2022, respectively. The 25.79% effective income tax rate differs from the federal statutory rate of 21% as a result of the movement of the valuation allowance against our U.S. state and federal net deferred tax assets. As of June 30, 2023 and December 31, 2022, the Company had $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $1,831,065 and $1,227,072 as of June 30, 2023, and 2022, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On February 10, 2023, we entered into a non-binding letter of intent for a potential initial business combination with another company. On June 2, 2023, the Company determined it no longer intends to pursue a potential initial business combination with the counterparty to the letter of intent.

On June 6, 2023, a special meeting of stockholders was held, as a result of which we and Continental Stock Transfer & Trust Company entered into Amendment No. 1 (the IMTA Amendment”) to the Investment Management Trust Agreement, dated as of March 8, 2021 (the “IMTA”). The IMTA Amendment extended the date by which we must complete a business combination to December 8, 2023 from June 8, 2023. We expect to announce additional details regarding the potential initial business combination if and when a definitive agreement is executed. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions. If we are unable to complete the potential initial business combination by December 8, 2023 (33 months from the closing of the IPO), and our stockholders have not amended the certificate of incorporation to extend such period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On June 12, 2023, stockholders exercised their right to redeem 33,570,544 shares of Class A common stock at a price of approximately $10.237 per share. Accordingly, as of June 30, 2023, 929,456 shares of Class A common stock subject to possible redemption were outstanding.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations (other than searching for a Business Combination after our IPO) nor generated any revenues to date. Our only activities from January 15, 2021 (inception) through June 30, 2023 were organizational activities and those necessary to prepare for the IPO and the proposed initial Business Combination. We do not expect to generate any operating revenue until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a loss from operations of $475,210 which consisted of $425,210 of general and administrative expenses and $50,000 in franchise tax expense. Of the $425,210 of general and administrative expenses, $166,804 related to the amortization of Directors’ and Officers’ liability insurance, $229,550 related to legal expenses and $28,825 related to other professional services. We also recorded a $3,271,429 gain on marketable securities (net), dividends and interest, held in the Trust Account, and $698,685 in income tax expense, resulting in net income of $2,097,534.

For the three months ended June 30, 2022, we had a loss from operations of $394,160, which consisted of $344,160 of general and administrative expenses and $50,000 in franchise tax expenses. Of the $344,160 of general and administrative expenses, $180,948 was related to the amortization of Directors’ and Officers’ liability insurance, $10,732 was related to legal expense and $152,480 was related to professional services. We also recorded a $490,019 gain on marketable securities (net), dividends and interest, held in the Trust Account and a $49,393 in income tax expense, resulting in a net income of $46,466.

For the six months ended June 30, 2023, we had a loss from operations of $1,297,393 which consisted of $1,197,393 of general and administrative expenses and $100,000 in franchise tax expenses. Of the $1,197,393 of general and administrative expenses, $330,039 related to the amortization of Directors’ and Officers’ liability insurance, $649,756 related to legal expenses and $217,598 related to other professional services. We also recorded a $7,014,475 gain on marketable securities (net), dividends and interest, held in the Trust Account, and $1,474,225 in income tax expense, resulting in net income of $4,242,857.

For the six months ended June 30, 2022, we had a loss from operations of $815,355, which consisted of $715,355 of general and administrative expenses and $100,000 in franchise tax expense. Of the $715,355 of general and administrative expenses, $359,577 was related to the amortization of Directors’ and Officers’ liability insurance, $32,032 was related to legal expense and $323,746 was related to additional professional services. We also recorded a $150,000 change in fair value of derivative liabilities, $518,177 gain on marketable securities (net), dividends and interest, held in the Trust Account and a $49,393 in income expense, resulting in a net loss of $196,571.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $2,401,709 in its operating bank account, out of which $2,175,249 is classified as restricted cash for estimated income and franchise tax payments. The Company had a working capital deficit of $5,797,911. As of June 30, 2023, $7,014,475 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock, the Class K founder shares, and cash flow statement presentation. Because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. Management also concluded that it incorrectly accounted for the Class K founder shares as permanent equity versus derivative liabilities. Management also concluded that it incorrectly presented the gain on marketable securities (net), dividends and interest, held in the Trust Account as operating activities in cash flow statement versus investing activities.

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

Changes in internal control over financial reporting

As of June 30, 2023, we are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than the changes described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three months ended June 30, 2023.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit					Filing	Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1(a)	Second Amended and Restated Certificate of Incorporation, dated March 4, 2021	8-K	001-40131	3.1	3/9/21

3.1(b)	Amendment to the Second Amended and Restated Certificate of Incorporation, dated March 4, 2021	8-K	001-40131	3.1	6/12/23

3.2	Bylaws	S-1	333-253096	3.3	2/12/21

4.1	Specimen Class A Common Stock Certificate	S-1	333-253096	4.1	2/12/21

10.1	Amendment No. 1 to the Investment Management Trust Agreement, dated June 6, 2023, entered into between the Company and Continental Stock Transfer & Trust Company.	8-K	001-40131	10.1	6/12/23

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO.

Date: August 14, 2023	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer