Form 10-Q
period 2023-09-30
Khosla Ventures Acquisition Co.
filed 2023-11-14
CIK 1841873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2023, 1,919,456 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KHOSLA VENTURES ACQUISITION CO.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2023 (Unaudited)	DECEMBER 31, 2022
ASSETS
Current assets:
Cash	$250,000	$—
Restricted cash	1,664,188	—
Prepaid expenses	141,764	113,285

Total current assets	2,055,952	113,285
Marketable securities held in Trust Account	10,005,563	350,073,997

Total Assets	$12,061,515	$350,187,282

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,003,857	$59,932
Professional legal fees payable	1,808,997	—
Due to related party	2,591,195	1,158,549
Accrued expenses	5,503	998,599
Income tax payable	417,095	645,963
Franchise tax payable	100,000	394,071
Legal fee accrual	2,310,618	3,415,713

Total current liabilities	8,237,265	6,672,827
Deferred underwriting fees payable	1,207,500	1,207,500

Total liabilities	9,444,765	7,880,327

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 929,456 and 34,500,000 shares at redemption value at September 30, 2023 and December 31, 2022, respectively	10,005,563	350,073,997
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 990,000 issued and outstanding (excluding 929,456 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	99	99
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,389,412)	(7,767,641)

Total stockholders’ deficit	(7,388,813)	(7,767,042)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$12,061,515	$350,187,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
General and administrative expenses	$323,495	$528,988	$1,520,888	$1,244,343
Franchise tax expenses	40,000	50,000	140,000	150,000

Loss from operations	(363,495)	(578,988)	(1,660,888)	(1,394,343)
Change in fair value of derivative liabilities	—	—	—	150,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	128,016	1,560,060	7,142,491	2,078,237

Income (loss) before income tax expense	(235,479)	981,072	5,481,603	833,894

Income tax expense	19,907	317,113	1,494,132	366,506

Net income (loss)	$(255,386)	$663,959	$3,987,471	$467,388

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	929,456	34,500,000	20,850,438	34,500,000
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.08	$0.02	$0.23	$0.02
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	990,000	990,000	990,000	990,000
Basic and diluted net loss per share, Class A non-redeemable common stock	$(0.06)	$(0.02)	$(0.12)	$(0.04)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.06)	$(0.02)	$(0.12)	$(0.04)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND
STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)

	Common Stock Subject to Possible Redemption				Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	34,500,000	$350,073,997	990,000	$99	5,000,000	$500	$—	$(7,767,641)	$(7,767,042)
Accretion of Class A common stock to redemption value	—	3,743,046	—	—	—	—	—	(3,743,046)	(3,743,046)
Net income	—	—	—	—	—	—	—	2,145,323	2,145,323

Balance as of March 31, 2023 (unaudited)	34,500,000	$353,817,043	990,000	$99	5,000,000	$500	$—	$(9,365,364)	$(9,364,765)
Redemption of Class A common stock	(33,570,544)	(343,677,676)	—	—	—	—	—	—	—
Reduction to redemption value for estimated tax payment due from redemptions	—	(3,533,249)	—	—	—	—	—	3,533,249	3,533,249
Accretion of Class A common stock to redemption value	—	3,271,429	—	—	—	—	—	(3,271,429)	(3,271,429)
Net income	—	—	—	—	—	—	—	2,097,534	2,097,534

Balance as of June 30, 2023 (unaudited)	929,456	$9,877,547	990,000	$99	5,000,000	$500	$—	$(7,006,010)	$(7,005,411)
Accretion of Class A common stock to redemption value	—	128,016	—	—	—	—	—	(128,016)	(128,016)
Net loss	—	—	—	—	—	—	—	(255,386)	(255,386)

Balance as of September 30, 2023 (unaudited)	929,456	$10,005,563	990,000	$99	5,000,000	$500	$—	$(7,389,412)	$(7,388,813)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

	Common Stock Subject to Possible Redemption				Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	34,500,000	$345,017,029	990,000	$99	5,000,000	$500	$—	$(15,451,798)	$(15,451,199)
Accretion of Class A common stock to redemption value	—	28,158	—	—	—	—	—	(28,158)	(28,158)
Net loss	—	—	—	—	—	—	—	(243,037)	(243,037)

Balance as of March 31, 2022 (unaudited)	34,500,000	$345,045,187	990,000	$99	5,000,000	$500	$—	$(15,722,993)	$(15,722,394)
Accretion of Class A common stock to redemption value	—	490,019	—	—	—	—	—	(490,019)	(490,019)
Net income	—	—	—	—	—	—	—	46,466	46,466

Balance as of June 30, 2022 (unaudited)	34,500,000	$345,535,206	990,000	$99	5,000,000	$500	$—	$(16,166,546)	$(16,165,947)
Deferred underwriting fees waiver	—	—	—	—	—	—	—	10,867,500	10,867,500
Accretion of Class A common stock to redemption value	—	1,560,060	—	—	—	—	—	(1,560,060)	(1,560,060)
Net income	—	—	—	—	—	—	—	663,959	663,959

Balance as of September 30, 2022 (unaudited)	34,500,000	$347,095,266	990,000	$99	5,000,000	$500	$—	$(6,195,147)	$(6,194,548)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO.
STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Cash Flows from Operating Activities
Net income	$3,987,471	$467,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Dividends and interest, held in Trust Account	—	(2,078,237)
Change in fair value of derivative liabilities	—	(150,000)
Changes in operating assets and liabilities:
Prepaid expenses	(28,479)	480,741
Accounts payable and accrued expenses (including franchise tax payable and income tax payable)	(572,110)	615,801
Professional legal fees payable	703,902	—

Net cash provided by (used in) operating activities	4,090,784	(664,307)

Cash Flows from Investing Activities
Investment of marketable securities held in Trust Account	(7,142,491)	—
Trust Account withdrawal-redemption	343,677,676	—
Trust Account withdrawal-tax payment	3,533,249	—

Net cash provided by investing activities	340,068,434	—

Cash Flows from Financing Activities
Advances from related party	1,432,646	462,062
Redemption of Class A common stock	(343,677,676)	—

Net cash (used in) provided by financing activities	(342,245,030)	462,062

Net increase (decrease) in cash and restricted cash	1,914,188	(202,245)
Cash and restricted cash—beginning of period	—	202,245

Cash and restricted cash—end of period	$1,914,188	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,723,000	$0
Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A common stock to redemption value	$7,142,491	$2,078,237
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
As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, its initial public offering (the “IPO”), and the Company’s search for a target to consummate a Business Combination, which are all described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from its initial public offering.
The Company’s sponsor is Khosla Ventures SPAC Sponsor LLC (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources. On March 8, 2021, the Company consummated its IPO of 30,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), excluding additional Public Shares sold pursuant to the full exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $300,000,000. On March 8, 2021, the Company’s underwriters exercised in full their option to purchase additional Public Shares in connection with the IPO. The underwriters exercised their option to purchase an additional 4,500,000 Public Shares from the Company at a price of $10.00 per share less the underwriting fees payable. In total, the Company sold 34,500,000 Public Shares in connection with its IPO for gross proceeds of $345,000,000. The underwriters designated March 8, 2021 as the settlement date for such additional Public Shares pursuant to the Underwriting Agreement.
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
On June 6, 2023, a special meeting of stockholders was held, as a result of which the Company and Continental Stock Transfer & Trust Company entered into Amendment No. 1 (the “IMTA Amendment”) to the Investment Management Trust Agreement, dated March 8, 2021 (the “IMTA”). The IMTA Amendment extended the date by which the Company must complete a business combination to December 8, 2023 from June 8, 2023. If the Company is unable to complete the potential initial business combination by December 8, 2023 (33 months from the closing of the IPO) (the “Combination Period”), and the stockholders have not amended the certificate of incorporation to extend such period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
On June 12, 2023, 33,570,544 shares of Class A common stock were exercised by stockholders for their right to redeem at approximately $10.237 per share. Accordingly, as of September 30, 2023, 929,456 shares of Class A common stock subject to possible redemption were outstanding.

The Initial Stockholders have agreed not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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
On August 18, 2023, the Company received a letter (the “Nasdaq Letter”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires that the Company’s listed securities maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million. The Nasdaq Letter further provided that, pursuant to Nasdaq Listing Rule 5810(c)(3)(C), the Company is entitled to a compliance period to regain compliance with Nasdaq Listing Rule 5550(b)(2), which compliance period will expire on February 14, 2024. The Company is working to comply with Nasdaq’s MVLS requirements as set forth in the Nasdaq Listing Rule 5550(b)(2) within the compliance period provided by Nasdaq.
Going Concern and Liquidity
As of September 30, 2023, the Company had $1,914,188 in its operating bank account, out of which $1,664,188 is classified as restricted cash for estimated income and franchise tax payments due to redemptions of the Class A common stock. The Company had a working capital deficit of $6,181,313. For the nine months ended September 30, 2023, $7,142,491 of the amount on deposit in the Trust Account represented the gain on marketable securities (net), dividends and interest, held in Trust Account, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.

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
The interim results for the period ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all short-term investments with a
n original ma
turity of three months or less when purchased to be cash equivalents. The Company had $1,914,188 total in cash but no cash equivalents as of September 30, 2023. Out of the total cash balance, $1,664,188 is classified as restricted cash as those funds will be used for estimated income and franchise tax payments. Withdrawals from the Trust Account are legally restricted for the redemption of common stock, payment of taxes, and payment of expenses in connection with liquidation. This restricted cash is not available to the Company for working capital purposes. The Company had no cash or cash equivalents as of December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed balance sheets that total to the amounts shown on the condensed statements of cash flows.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$250,000	$—
Restricted cash for income and franchise tax payments	1,664,188	—

Total cash and cash equivalents and restricted cash	$1,914,188	$—

Marketable Securities Held in Trust Account
The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statements of operations. The fair value for trading securities is determined using quoted market prices in active markets. For the nine months ended September 30, 2023, $
343,677,676
and $
3,533,249
have
been withdrawn from the Trust Account for Class A common stock redemptions as well as tax payments respectively.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in
ASC Topic 480.
Conditionally redeemable common stock (including
common
stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic
480-10-S99
“Distinguishing Liabilities from Equity”. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 8, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. For the three and nine months ended September 30, 2023, the Company recorded an accretion of $128,016 and $7,142,491, respectively, all of which was recorded in accumulated deficit. For the three and nine months ended September 30, 2022, the Company recorded an accretion of $1,560,060 and $2,078,237, respectively, all of which was recorded in accumulated deficit. The Company withdrew $0 and $3,533,249 for the three and nine months ended September 30, 2023, from the Trust Account to pay income and franchise taxes. This was recorded against accumulated deficit. No such income and franchise tax withdrawals occurred from the Trust Account for the three and nine months ended September 30, 2022.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage. As of September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
the Company has treated the accretion in excess of fair value in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income (loss) per common stock. As of September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic loss per share for the periods presented.
A reconciliation of net income (loss) per common stock is as follows:

	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Net income	$3,987,471	$467,388
Accretion of temporary equity in excess of fair value	(7,142,491)	(2,078,237)

Net income including accretion of temporary equity in excess of fair value	$(3,155,020)	$(1,610,849)

	For The Nine Months Ended September 30, 2023
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(2,450,912)	$(116,372)	$(587,736)
Deemed dividend for accretion of temporary equity in excess of fair value	7,142,491	—	—

Allocation of net income (loss) and deemed dividend	$4,691,579	$(116,372)	$(587,736)

Denominator
Weighted average shares outstanding, basic and diluted	20,850,438	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.23	$(0.12)	$(0.12)

	For The Nine Months Ended September 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(1,372,544)	$(39,386)	$(198,919)
Deemed dividend for accretion of temporary equity in excess of fair value	2,078,237	—	—

	For The Nine Months Ended September 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Allocation of net income (loss) and deemed dividend	$705,693	$(39,386)	$(198,919)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.02	$(0.04)	$(0.04)

	For The Three Months Ended September 30, 2023	For The Three Months Ended September 30, 2022
Net income (loss)	$(255,386)	$663,959
Accretion of temporary equity in excess of fair value	(128,016)	(1,560,060)

Net loss including accretion of temporary equity in excess of fair value	$(383,402)	$(896,101)

	For The Three Months Ended September 30, 2023
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(51,500)	$(54,855)	$(277,046)
Deemed dividend for accretion of temporary equity in excess of fair value	128,016	—	—

Allocation of net income (loss) and deemed dividend	$76,516	$(54,855)	$(277,046)

Denominator
Weighted average shares outstanding, basic and diluted	929,456	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.08	$(0.06)	$(0.06)

	For The Three Months Ended September 30, 2022
	Class A-t (Temporary)	Class A-p (Permanent)	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity in excess of fair value	$(763,534)	$(21,910)	$(110,657)
Deemed dividend for accretion of temporary equity in excess of fair value	1,560,060	—	—

Allocation of net income (loss) and deemed dividend	$796,526	$(21,910)	$(110,657)

Denominator
Weighted average shares outstanding, basic and diluted	34,500,000	990,000	5,000,000
Basic and diluted net income (loss) per share	$0.02	$(0.02)	$(0.02)
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3—Related Party Transactions
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the nine months ended September 30, 2023 and 2022, the related party paid $1,432,646 and $462,062 of operating costs on behalf of the Company, respectively. During the three months ended September 30, 2023 and 2022, the related party paid $0 and $52,648 of operating costs on behalf of the Company, respectively. As of September 30, 2023 and December 31, 2022, the amount due to the related party was $2,591,195 and $1,158,549, respectively.
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
Note 4—Commitments & Contingencies
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

Note 5—Stockholders’ Deficit
Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 990,000 shares of Class A common stock issued and outstanding, excluding 929,456 and 34,500,000 shares of common stock subject to possible redemption at September 30, 2023 and December 31, 2022, respectively.
Class B Common Stock—The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022 there were 5,000,000 shares of Class B common stock issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 6—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held in Trust Account	$10,005,563	$—	$—	$10,005,563
Liabilities:
Class K Founder Shares derivative liabilities	$—	$—	$—	$—
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
Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as liabilities in accordance with ASC Topic 815 and presented as derivative liabilities on the accompanying September 30, 2023 and December 31, 2022 balance sheets. The derivative liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liabilities is determined by taking the average of all present values.
The Company believes the Class K Founder Shares have not materially changed since prior quarter. As such, no valuation is performed as of September 30, 2023 and the Company concluded that the liabilities related to the Class K Founder Shares is zero.
The key inputs into the Monte-Carlo simulation model for the Class K Founder Shares derivative liabilities were as follows as of December 31, 2022.

Input	December 31, 2022
Risk-free interest rate	3.90%
Term to business combination	0.6 years
Expected volatility	de minimis
Stock price	$9.98
Dividend yield	0.00%
As of September 30, 2023, the fair value of the Class K Founder S hares
derivative liabilities, a Level 3 liability, remains $0. In addition, there were no transfers to and from Levels 1, 2, and 3 for the three and nine months ended September 30, 2023.
There were no transfers to and from Levels 1, 2, and 3 for the three and nine months ended September 30, 2022.
Note 7—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up
costs and are not currently deductible.
The Company recorded an income tax provision of $1,494,132 and $366,506 for the nine months ended September 30, 2023 and 2022, respectively. The effective income tax rate were 27.26% and 43.95% for the nine months ended September 30, 2023 and 2022, respectively. The 27.26% effective income tax rate differs from the federal statutory rate of 21% due to the impact of nondeductible expenses and valuation allowances on deferre
d tax ass
ets. As of September 30, 2023 and December 31, 2022, the Company had $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $1,900,423 and $1,388,159 as of September 30, 2023, and 2022, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Upon the closing of the IPO and the private placement, the $345,000,000 of net proceeds from the IPO and certain of the proceeds of the private placement were placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

On February 10, 2023, we entered into a non-binding letter of intent for a potential initial business combination with another company. On June 2, 2023, the Company determined it no longer intends to pursue a potential initial business combination with the counterparty to the letter of intent.

On June 6, 2023, a special meeting of stockholders was held, as a result of which we and Continental Stock Transfer & Trust Company entered into the IMTA Amendment to the IMTA, dated as of March 8, 2021. The IMTA Amendment extended the date by which we must complete a business combination to December 8, 2023 from June 8, 2023. We expect to announce additional details regarding the potential initial business combination if and when a definitive agreement is executed. No assurances can be made that we will successfully negotiate and enter into a definitive agreement with respect to the potential initial business combination, or that it will be consummated on the terms or timeframe currently contemplated, or at all. However, currently, we are not actively pursuing an initial business combination and do not expect to consummate an initial business combination before December 8, 2023. Any transaction is subject to board and equity holder approval of both companies, regulatory approvals and other customary conditions. If we are unable to complete the potential initial business combination by December 8, 2023 (33 months from the closing of the IPO), and our stockholders have not amended the certificate of incorporation to extend such period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On June 12, 2023, stockholders exercised their right to redeem 33,570,544 shares of Class A common stock at a price of approximately $10.237 per share. Accordingly, as of September 30, 2023, 929,456 shares of Class A common stock subject to possible redemption were outstanding.

On August 18, 2023, we received the Nasdaq Letter from the Listing Qualifications staff of Nasdaq notifying us that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires that the Company’s listed securities maintain a minimum MVLS of $35 million. The Nasdaq Letter further provided that, pursuant to Nasdaq Listing Rule 5810(c)(3)(C), we are entitled to a compliance period to regain compliance with Nasdaq Listing Rule 5550(b)(2), which compliance period will expire on February 14, 2024. We are working to comply with Nasdaq’s MVLS requirements as set forth in the Nasdaq Listing Rule 5550(b)(2) within the compliance period provided by Nasdaq.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations (other than searching for a Business Combination after our IPO) nor generated any revenues to date. Our only activities from January 15, 2021 (inception) through September 30, 2023 were organizational activities and those necessary to prepare for the IPO and the proposed initial Business Combination. We do not expect to generate any operating revenue until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a loss from operations of $363,495 which consisted of $323,495 of general and administrative expenses and $40,000 in franchise tax expense. Of the $323,495 of general and administrative expenses, $166,250 related to the amortization of Directors’ and Officers’ liability insurance, $54,146 related to legal expenses and $103,099 related to other professional services. We also recorded a $128,016 gain on marketable securities (net), dividends and interest, held in Trust Account, and $19,907 in income tax expense, resulting in net loss of $255,386.

For the three months ended September 30, 2022, we had a loss from operations of $578,988, which consisted of $528,988 of general and administrative expenses and $50,000 in franchise tax expenses. Of the $528,988 of general and administrative expenses, $167,358 was related to the amortization of Directors’ and Officers’ liability insurance, $231,189 was related to legal expense and $130,441 was related to professional services. We also recorded a $1,560,060 gain on marketable securities (net), dividends and interest, held in Trust Account and a $317,113 in income tax expense, resulting in a net income of $663,959.

For the nine months ended September 30, 2023, we had a loss from operations of $1,660,888 which consisted of $1,520,888 of general and administrative expenses and $140,000 in franchise tax expenses. Of the $1,520,888 of general and administrative expenses, $496,289 related to the amortization of Directors’ and Officers’ liability insurance, $703,902 related to legal expenses and $320,697 related to other professional services. We also recorded a $7,142,491 gain on marketable securities (net), dividends and interest, held in Trust Account, and $1,494,132 in income tax expense, resulting in net income of $3,987,471.

For the nine months ended September 30, 2022, we had a loss from operations of $1,394,343, which consisted of $1,244,343 of general and administrative expenses and $150,000 in franchise tax expense. Of the $1,244,343 of general and administrative expenses, $496,617 was related to the amortization of Directors’ and Officers’ liability insurance, $263,221 was related to legal expense and $484,505 was related to additional professional services. We also recorded a $150,000 change in fair value of derivative liabilities, $2,078,237 gain on marketable securities (net), dividends and interest, held in Trust Account and a $366,506 in income expense, resulting in a net income of $467,388.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $1,914,188 in its operating bank account, out of which $1,664,188 is classified as restricted cash for estimated income and franchise tax payments. The Company had a working capital deficit of $6,181,313. As of September 30, 2023, $7,142,491 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account. In addition, the Working Capital Loan and advances from related parties are available to the Company to fund operations.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock, the Class K Founder Shares, and cash flow statement presentation. Because the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s IPO. Management also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus derivative liabilities. Management also concluded that it incorrectly presented the gain on marketable securities (net), dividends and interest, held in Trust Account as operating activities in cash flow statement versus investing activities.

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

Changes in internal control over financial reporting

As of September 30, 2023, we are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than the changes described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three months ended September 30, 2023.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1(a)	Second Amended and Restated Certificate of Incorporation, dated March 4, 2021	8-K	001-40131	3.1	3/9/21

3.1(b)	Amendment to the Second Amended and Restated Certificate of Incorporation, dated March 4, 2021	8-K	001-40131	3.1	6/12/23

3.2	Bylaws	S-1	333-253096	3.3	2/12/21

4.1	Specimen Class A Common Stock Certificate	S-1	333-253096	4.1	2/12/21

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO.

Date: November 14, 2023	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer